Form 10-K
period 2025-08-31
Phoenix Education Partners, Inc.
filed 2025-11-20
CIK 1600222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42899

Phoenix Education Partners, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	38-3922540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4035 S. Riverpoint Parkway Phoenix, AZ	85040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 990-2765

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PXED	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of February 28, 2025, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the counter market and, therefore, we cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of our common stock outstanding as of November 11, 2025 was 35,652,963.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended August 31, 2025.

i

OVERVIEW

In this Annual Report on Form 10-K for the year ended August 31, 2025 (this “Annual Report on Form 10-K”), unless otherwise indicated or the context otherwise requires, references to the “Company,” the “Issuer,” “we,” “us” and “our” refer, prior to our conversion into a corporation, to AP VIII Queso Holdings, L.P. and its consolidated subsidiaries and, after our conversion into a corporation, to Phoenix Education Partners, Inc. and its consolidated subsidiaries. References to the “University” refer to The University of Phoenix, Inc., our indirect subsidiary. Apollo Education Group, Inc., our direct subsidiary and the direct parent of the University, has been renamed Phoenix Education Operating Corp.

Our fiscal year ends on August 31 of each year and our four fiscal quarters comprising our fiscal year end on the last day of November, February, May and August, respectively. The term “fiscal,” with respect to any year, refers to the period ending on August 31 of such year. All consolidated financial statements presented in this Annual Report on Form 10-K have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include, among other things, statements relating to:

•
our strategy, outlook and growth prospects;
•
our operational and financial targets and dividend policy;
•
general economic trends and trends in the industry and markets; and
•
the competitive environment in which we operate.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•
our ability to comply with the extensive regulatory requirements for our business, and the impact of a failure to comply with applicable regulations or regulatory requirements, standards or policies, which could subject us to significant monetary liabilities, fines and penalties, including loss of or limitations upon access to U.S. federal student loans, grants and military program benefits for our students, and otherwise have a material adverse impact on our business;
•
shifts in higher education policy at the federal and state levels;
•
our ability to maintain our institutional accreditation and our eligibility to participate in Title IV programs;
•
our ability to enroll and retain students;
•
our ability to adapt to changing market needs or new technologies;
•
our ability to maintain existing, and develop additional, business-to-business (“B2B”) relationships with employers;

•
our ability to attract or retain a qualified senior management team and qualified faculty members;
•
the impact of compliance reviews, claims, or litigation that government agencies, regulatory agencies, and third parties may conduct, bring or initiate against us based on alleged violations of the extensive regulatory requirements applicable to us;
•
our ability to establish, maintain, protect and enforce our intellectual property and proprietary rights and prevent third parties from making unauthorized use of such rights;
•
liability associated with any failure to comply with data privacy and data security laws and the unauthorized access, duplication, distribution or other use of confidential or personal information;
•
additional tax liabilities;
•
our ability to pay dividends on our common stock or the timing or amount of any such dividends; and
•
other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

These forward-looking statements are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. This Annual Report on Form 10-K and the documents filed as exhibits hereto should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business.

Our Mission

To provide access to higher education opportunities that enable students to develop the knowledge and skills necessary to achieve their professional goals, improve the performance of their organizations and provide leadership and service to their communities.

Our Business

We are a mission-driven organization operating at the forefront of the rapidly evolving post-secondary education market. As one of the largest online education providers and a pioneer in our field, we benefit from the dynamic interplay between technological innovation, education, employment and economic trends. The demands of the modern workforce are continually shifting, and we are focused on transforming the way individuals achieve their educational and career aspirations while balancing the unique demands of being an adult learner. We are focused on delivering a personalized, career-relevant and affordable education to our students through our flexible learning model, skills-aligned curriculum and accessible tuition costs. We have created purpose-built platforms that leverage an AI-ready data infrastructure and technology stack to enhance the student experience, increase student success and improve the connectivity between students, educators and employers.

The University of Phoenix was founded in 1976 and has been continuously accredited since 1978 by The Higher Learning Commission (“HLC”), an institutional accrediting agency recognized by the U.S. Department of Education. In our nearly five decades of operation, as of August 31, 2025, we have served more than 1.1 million alumni (including those who have completed non-degree certificates) and conferred nearly 1.3 million degrees.

Our student body consists primarily of working adults seeking to advance their careers. Adult learners represent an attractive and growing sub-segment of the higher education market. However, they face unique challenges that are not addressed by traditional programs designed for 18- to 22-year-olds, including the time constraints and responsibilities of work, community and caring for dependents. As a result, these students can significantly benefit from an education solution tailored to their needs. We are dedicated to these adult learners, and we are constantly evolving the flexible, asynchronous learning models and the robust technology solutions designed to meet their unique needs. We believe we provide a differentiated value proposition to both students and employers. Both inside and outside of the classroom, our purpose is to help our students achieve their educational and career goals and to assist employers in upskilling their employees.

For the fiscal year ended August 31, 2025, the University’s Average Total Degreed Enrollment was 81,900, including 66,300 undergraduate and 15,600 graduate students. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Average Total Degreed Enrollment. Students either enroll at the University independently or have the option to enroll through our employer relationships. Many of our students receive discounted tuition benefits under programs offered through our employer relationships, which are classified as B2B enrollment. These include students who enroll in the University through employer-provided programs, as well as students who enroll independently but are employees of employers with whom we have an employer relationship. Enrollment through our employer relationships represented approximately 32% of our Average Total Degreed Enrollment in fiscal year 2025.

The University currently offers 72 degree-granting and 33 non-degree certificate programs across a wide range of disciplines, including business and information technology (“IT”), health professions, social and behavioral sciences, education, nursing, doctoral studies and general studies. Our degree-granting programs represented approximately 97% of our net revenue for fiscal year 2025 and serve a diverse set of students who are seeking to improve their career opportunities:

Average Total Degreed Enrollment by degree type for fiscal year 2025:

•
Bachelor’s: 70%

•
Master’s: 16%
•
Associate’s: 11%
•
Doctoral: 3%

Of the University’s enrollment during fiscal year 2025, subject to data availability for each metric:

•
75% are currently employed;
•
95% of new students are over the age of 22, with an average age of 38;
•
53% are first-generation college students;
•
62% of students who completed an optional survey identify as members of a minority group; and
•
71% are female.

Our non-degree offerings for students and employers represent the remaining portion of net revenue and are a growing priority for the University. These non-degree offerings include shorter credit-bearing certificates and non-credit professional development courses that provide students with critical skills for career advancement and benefit employers by upskilling their employees.

We are also developing new talent solutions programs for employers, including: (i) a talent-sourcing platform that connects employers with students whose skills profiles align with job postings and (ii) an AI-powered tool that scans an employer’s inventory of sought-after skills and designs development pathways to internal job opportunities.

Our Transformation

In February 2017, funds affiliated with Apollo Global Management, Inc. and its subsidiaries (“Apollo”) and Vistria Group LP and its subsidiaries (“Vistria”) acquired our predecessor company with a vision to transform the University into a smaller and more focused institution that would be better positioned to educate and re-skill its working adult students—the original legacy of founder John Sperling. Since the acquisition, we have strengthened the University in several ways to drive long-term value for all stakeholders:

Realigned the University’s Strategic Direction. We completed a comprehensive transformation of our academic course offerings, aligning 100% of our courses in programs open for enrollment to career-relevant skills. We tailored each degree program to facilitate the learning of career-relevant skills sought by employers as determined by programmatic accreditors, employers, advisory councils, government job definitions and numerous other sources. To increase our focus on the University and its mission, we exited non-core programs and divested the other operations of our predecessor company, including several international schools that shared administrative resources with the University. While maintaining our main campus in Phoenix, Arizona, we exited all of our other campuses. Our multi-year transformation efforts to actively increase the focus of the University drove much of the significant enrollment and revenue declines experienced since 2010, which have now stabilized.

Strengthened Our Academic Offerings. We improved learning outcomes by helping our students master career-relevant skills and by selectively integrating adaptive learning into a wide range of courses. We assess our students’ skills for ongoing competency, with students earning “skills badges” by demonstrating mastery, and skills badges are granted to students upon the completion of a course or, as applicable, a series of courses. As of August 31, 2025, our students had earned more than 900,000 skills badges, demonstrating their mastery of competencies directly applicable to job requirements. We enhanced pathways to degree completion by redesigning our degree programs to permit greater use of transfer credits. We also launched competency-based programs that provide greater flexibility for students with prior relevant experience to accelerate their progress. Continuous innovation of curriculum and teaching methods, including a redesign of our math courses, has made these courses more accessible and applicable to real-world scenarios. Math is often a significant hurdle for adult learners, and these actions reduced the combined withdrawal and fail rates for these courses. Our efforts to reinvent key aspects of adult learning have received significant external recognition from multiple organizations, including EC-Council and Gartner, highlighting the impact of these initiatives on student success and career preparation.

Enhanced the Management Team and Harnessed our Deep Talent. We hired highly experienced leaders to spearhead this transformation. In addition to appointing Christopher Lynne as President of the University in December 2022, we also hired key personnel across critical business functions such as academics, finance, information technology and marketing.

Digitized Career Mobility Tools and Invested in Our Technology Platform. Over the past five years, we have made substantial investments in technology resources, leveraging artificial intelligence (“AI”) across the student journey to improve retention, student-facing capabilities, and internal efficiency. We define AI as machine learning models that autonomously learn from continuously-updated data, extending beyond traditional rule-based automation. Over the last decade, we have implemented AI into core processes and refined these models for incremental improvements. Our AI-enabled enterprise platform stack includes certain long-standing uses of AI, including our student engagement monitoring model, which helps identify at-risk students and triggers timely interventions, our AI assistant, which is widely deployed to address student-facing financial aid questions, and AI-based SMS prospect nurturing, which allows us to improve enrollment representative or activity. Further leveraging our mature technology foundation, we have started to develop and deploy certain advanced AI features such as our job-match algorithms, which align students with suitable job openings, our large language model-based phone agent, which provides phone-based complex technical support for our employees, and certain solutions for our B2B customers, which are designed to structure job competencies and optimize hiring workflows.

Instituted Career Services for Life. As part of our investment in student services, we offer career services to all active students and have instituted Career Services for Life for all graduates, providing free lifetime access to career services and our suite of digital career tools.

Invested in Data-Driven, Responsible Marketing. We exited the low-performing affiliate lead generators channel and instead utilize analytics and performance-based media which have improved enrollment conversion. Through organic channels (e.g., search engine optimization), paid channels (e.g., television and paid search) and earned media, we have achieved industry-leading brand awareness and consideration, resulting in consistent enrollment growth and lower per-student acquisition costs over multiple years.

Transformation Resulted in Significant Student Outcome Improvements. These actions have significantly strengthened the University’s position, leading to material improvements in student satisfaction, student retention, 3-year student loan default rates and 6-year graduation rates. The University serves students with multiple risk factors identified by the U.S. Department of Education that affect completion rates. These risk factors include having children or dependents at home, being a single parent, being a first-generation college student, and being a recipient of the Federal Pell grant. On average, students attending the University exhibit several of these risk factors, some of which are not addressed by traditional programs designed for 18- to 22-year-olds. Even while primarily serving these at-risk students, the University’s student outcomes compare favorably against other for-profit institutions that are owned by publicly traded companies and have comparable student demographics to the University.

Strong Financial Performance. Our transformation and resulting significant improvement in student outcomes have also produced material improvements in financial results. Our net revenue has increased from $835 million in fiscal year 2023 to $1,007 million in fiscal year 2025 and our net income has increased from $66 million in fiscal year 2023 to $135 million in fiscal year 2025. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Initial Public Offering and Corporate Conversion

On October 10, 2025, we completed an initial public offering (the “IPO”) in which certain funds affiliated with or managed by Apollo (the “Apollo Stockholder”) and certain funds affiliated or managed by with Vistria (the “Vistria Stockholder”) sold an aggregate of 4,887,500 shares of our common stock (including 637,500 shares sold to the underwriters pursuant to their option to purchase additional shares) at a public offering price of $32.00 per share, for an aggregate offering price of $156.4 million. The Apollo Stockholder and the Vistria Stockholder received all the proceeds from the sale of shares of common stock in the IPO. As such, we did not receive any proceeds from the sale of shares of common stock in the IPO.

Prior to the IPO, we operated as a Delaware limited partnership under the name AP VIII Queso Holdings, L.P. On October 7, 2025, AP VIII Queso Holdings, L.P. converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Phoenix Education Partners, Inc. (the “Corporate Conversion”). In connection with our conversion into a corporation, all of the outstanding limited partnership units of AP VIII Queso Holdings, L.P. were converted into shares of our common stock. See Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the Corporate Conversion.

Competition

There are more than 5,000 colleges and universities serving traditional and adult students in the United States. Competition among these institutions is highly fragmented and varies by geography, program offerings, ownership, quality level, and selectivity of admissions. While we are one of the largest universities in the U.S. that predominantly focuses on the distance education market (defined as universities with 90% or more of students enrolled in distance education) according to the U.S. Department of Education’s National Center for Education Statistics (“NCES”), no single institution has a significant share of the total post-secondary market. We compete with online programs offered by local, traditional colleges and universities, with other proprietary institutions that offer online programs, and with institutions that offer non-traditional, credit-bearing and noncredit-bearing education programs. As the proportion of traditional colleges and universities providing alternative learning modalities increases, a trend that accelerated during the COVID-19 pandemic, we expect that competition will increase. See Item 1A, “Risk Factors—Risks Related to Our Business—We face intense and increasing competition in the post-secondary education market, which could decrease our market share and create pricing pressures.”

Some of our competitors have greater financial and non-financial resources than we have and are able to offer programs similar to ours at lower tuition levels. In addition, the ability to bring online programs to market with the aid of sophisticated online program management companies has allowed some traditional institutions that historically may not have offered online education programs to access the online market quickly. While traditional colleges’ and universities’ use of online program managers, who assist those universities in bringing program offerings online, has lessened in recent years, these programs tend to target working adults, which is the University’s main student base. Accordingly, one of our primary competitive advantages has been diminished as a significant and increasing number of traditional institutions offer an increasing array of distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working adults. As the proportion of traditional colleges and universities providing alternative learning platforms increases, we will face increased competition from these institutions, including those with highly regarded reputations, the degrees from which may be perceived as more valuable in the workplace.

In addition, in response to student preferences, in the mid-2000s, education providers began introducing new education and operating models focused on reducing costs and time to completion, including competency-based formats, intensive and immersive skills focused bootcamps, other non-degree programs and career-focused educational pathways, tools and services. While, with the advent of AI, the bootcamp market has tapered and its future growth is uncertain, price sensitive consumers and businesses may nevertheless be attracted to these alternative approaches.

The higher education industry continually evolves in response to shifting regulatory and political considerations, technological developments, the changing needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability and value, the quality of secondary education in the United States and other factors. We believe we are well-positioned within our market to compete for working adult students and that the primary factors on which we successfully compete are the following:

•
affordable and accessible education pathways;
•
student-centric policies that recognize the need of adult learners to juggle family and work priorities along with school;
•
scale and experience with online learning;
•
brand recognition;

•
high quality, outcome-oriented and career-relevant degree portfolio and learning pedagogy;
•
qualified and experienced faculty that bridge the gap between education and career;
•
select, active employer relationships that demonstrate the validity of our curriculum for preparing students for the modern workforce;
•
speed of implementation in service and learning innovations and the ability to employ sophisticated practices for assessing levels of student learning, allowing us to issue verifiable badges for skills attainment;
•
data-driven, multi-dimensional approach to personalized student support;
•
digital skills tagging that recommends job pathways to students based on skills attained and gathered from students via robust data repositories and digital tools; and
•
long-standing record of regulatory compliance with robust accreditation portfolio.

Human Capital Resources

As of August 31, 2025, we employed approximately 3,400 staff, in addition to approximately 2,400 adjunct faculty members who have taught at least one course over the last 12 months. Average tenure is 11 years for staff and 16 years for faculty, reflecting strong retention and institutional knowledge, and we believe employee engagement remains a core strength.

Our human capital strategy is grounded in our core values of Brave, Honest, and Focused - encouraging innovation and open communication, maintaining integrity and accountability, and centering our work on student success. We are committed to attracting, developing, and retaining high-performing employees who embody these values and advance our mission of improving the lives of adult learners through education.

Student-facing employees complete a comprehensive, role-specific training program that builds the knowledge, skills, and confidence needed to support students effectively. New hires participate in a four-week onboarding program combining foundational learning with hands-on, scenario-based practice, followed by mentorship and ongoing professional development to reinforce quality in every student interaction.

Our faculty bring real-world experience to the classroom and complete a structured onboarding program that translates professional expertise into effective teaching. Credentials are verified for course alignment, and new faculty receive targeted training on our academic culture and expectations. Each new faculty member is paired with a mentor during their first course and supported through quality assurance reviews that promote rapid development and teaching excellence.

We foster a culture of transparency, engagement, and continuous learning. Quarterly leadership broadcasts keep employees informed and provide opportunities for dialogue with executive leadership. Employees are encouraged to pursue career growth through internal training and leadership programs that build skills and prepare them for future roles.

We provide a competitive benefits package for all full-time staff and faculty that supports our team members’ health, financial security, and well-being. Our programs are designed to attract, engage, and retain talent while reinforcing a results-driven culture focused on academic excellence. Full-time employees are eligible for a comprehensive benefits package that includes health and wellness offerings, many that we fully subsidize, as well as a 401(k) savings plan that includes an employer match to help our employees save for their retirement. Additional benefits promoting work-life balance include paid time off, flexible and remote work options, paid parental leave, tuition assistance for employees and their families, and opportunities for community involvement and volunteer service.

We are committed to conducting business with honesty, integrity, and the highest ethical standards. Employees complete regular training on ethics, compliance, and data privacy, reinforcing a shared responsibility to act lawfully and ethically. We also maintain robust compliance monitoring programs, regularly assess effectiveness, and provide multiple reporting channels that allow employees to raise concerns in good faith without fear of retaliation.

These efforts support a skilled, ethical, and high-performing workforce aligned with our mission and strategic priorities.

Accreditation and Jurisdictional Authorizations

The University is institutionally accredited by the HLC, which provides, at least in part, the following:

•
validation of the quality of the institution as a whole;
•
additional assurance to current and potential students that they are receiving a quality educational experience from an institution that meets accreditation criteria and is engaged in continuous improvement;
•
qualification to participate in the federal student financial aid programs under Title IV of the Higher Education Act (in combination with state higher education operating and degree granting authority and multiple other federal requirements); and
•
qualification for authority to operate in certain states.

Institutional accreditation is widely accepted nationally as the basis for the recognition of earned credit and degrees for academic, employment, and professional licensure purposes, and, in some states, as a component of authorization to operate as a degree-granting institution. The University’s most recent reaffirmation of its institutional accreditation with the HLC took place in 2022-2023, and the next reaffirmation will take place in 2032-2033, with a mid-cycle visit in 2027.

Accreditation information for the University and applicable programs is described below:

Institution/Program	Accrediting Body (Year Accredited)(1)	Status(1)
University of Phoenix	• The Higher Learning Commission (1978, reaffirmed in 1982, 1987, 1992, 1997, 2002, 2012 and 2022)	• Accreditation term 2023-2033 • Next reaffirmation of accreditation 2032-2033, with a mid-cycle visit in 2027

• Business programs	• Accreditation Council for Business Schools and Programs	• Accreditation term 2018-2028 • Reaffirmation visit expected in 2027

• Bachelor of Science in Nursing	• Commission on Collegiate Nursing Education (2005, 2010, 2020 and 2025)	• Accreditation term (baccalaureate degree program) 2020-2030

• Master of Science in Nursing	• Commission on Collegiate Nursing Education (2005, 2010 and 2020)	• Accreditation term 2025-2035

• Doctor of Nursing Practice	• Commission on Collegiate Nursing Education	• Accreditation term effective March 16, 2022 – December 31, 2027. The next evaluation visit is scheduled for spring 2027

• Master of Counseling in Clinical Mental Health (Arizona campuses)	• Council for Accreditation of Counseling and Related Educational Programs (“CACREP”) (1995, 2002, 2010, 2012, 2018)	• Reaffirmation visit expected in 2027

• Master of Counseling in Clinical Mental Health (Online)	• CACREP (2025)	• Accreditation term 2025-2033 (graduation of this program with a conferral date of February 6,

Institution/Program	Accrediting Body (Year Accredited)(1)	Status(1)
2023 or later are considered completing a CACREP-accredited program)

• Master of Science in Healthcare Administration	• Commission on Accreditation of Healthcare Management (initial accreditation 2019-2021)	• Accreditation term 2023-2029

• Bachelor of Science in Social Work	• Council for Social Work Education Program achieved Candidacy Status in October 2017	• Initial Accreditation 2021-2029

(1)
The referenced years are on a calendar year basis.

In addition to accreditation by independent accrediting bodies, institutions that participate in Title IV programs must be authorized to operate by the appropriate post-secondary regulatory authority in each state where the institution has a physical presence as well as each of the other domestic jurisdictions in which it operates. The University operates its single physical campus in Phoenix, Arizona and is authorized by the Arizona State Board for Private Postsecondary Education (the “Arizona State Board”) to operate both its Phoenix campus and offer distance education under the national State Authorization Reciprocity Agreement (“SARA”). See “—Regulatory Environment—State Regulation” and Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate— If we fail to maintain our state authorization, we would lose our ability to participate in Title IV programs.” The University is also registered as an out-of-state institution with the California Bureau for Private Postsecondary Education to offer its distance education programs to California students.

Jurisdiction	Regulatory Agency	Status(1)
Arizona	• Arizona State Board for Private Postsecondary Education • Arizona Board of Nursing	• Phoenix Campus and Online licenses effective April 1, 2025 – March 31, 2026 • Current authorization effective through 2025

California – Online	• California Bureau for Private Postsecondary Education	• Out-of-State Registration effective July 27, 2023 – July 27, 2028

California – Online	• California Commission on Teacher Credentialing	• Current authorization effective through February 2027/2028

NC SARA and AZ SARA	• National Council for State Authorization Reciprocity Agreements • Arizona Council for State Authorization Reciprocity Agreement	• Current authorization effective April 27, 2025 – April 26, 2026 • Current authorization effective April 27, 2025 – April 26, 2026

North Carolina	• North Carolina Department of Public Instruction (NCDPI)	• Current authorization effective through March 2027

(1)
The referenced years are on a calendar year basis.

Financial Aid Programs

The principal source of federal student financial aid in the United States is established and governed by Title IV of the Higher Education Act and regulations promulgated thereunder. We refer to the federal student financial aid programs under the Higher Education Act as “Title IV” programs. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The most recent reauthorization of the Higher Education Act occurred in 2008 after multiple extensions of the statutory deadline. This reauthorization expired September 30, 2013. Since this expiration, the Higher Education Act has been extended through a series of temporary extensions by Congress so that Title IV student financial aid programs remain authorized and functioning. Congress continues to engage in discussion and activity regarding Higher Education Act reauthorization, but the timing and the terms of any eventual reauthorization cannot be predicted.

Independent of the ongoing legislative efforts aimed at reauthorization of the Higher Education Act, the U.S. Congress recently enacted amendments to the Higher Education Act as part of its federal budget reconciliation process when President Trump signed the One Big Beautiful Bill Act (“OBBB”) into law on July 4, 2025. The OBBB’s amendments to the Higher Education Act, which generally take effect in July 2026, include provisions that limit or reduce the amount of annual and lifetime federal student aid funding that may be available to some higher education students. For example, the amendments eliminate the federal Grad PLUS loan program for graduate and professional students, establish a lifetime maximum aggregate Title IV student borrowing limit of $257,500 (with exceptions for certain loans made to the student as a parent borrower on behalf of a dependent student), and reduce loan limits for parent borrowers. The recent amendments also include provisions that create new accountability requirements by conditioning the eligibility of programs upon compliance with benchmarks that compare former students’ median earnings after completion to the median earnings of working adults with lesser credentials. The new OBBB accountability and program eligibility standards require that individual programs (other than undergraduate certificate programs) will lose federal direct loan eligibility if, in two out of three consecutive years, the median earnings (as determined by the Department of Education) of the program’s student cohort who received Title IV funds and graduated four years prior falls below the median earnings of working adults aged 25 to 34 who are not enrolled in an institute of higher education and who have only a high school diploma (for undergraduate degree programs) or only a bachelor’s degree (for graduate and professional programs). The details of this new earnings-based eligibility requirement are complex, and it is anticipated that the Department of Education will publish implementing regulations in due course after negotiated rulemaking See “Regulatory Environment—Regulation of Student Financial Aid Programs—Recent Department of Education Rulemaking Initiatives.”

The recent amendments also reduce the number of federal student loan repayment programs available to borrowers for loans issued on or after July 2026, revise the repayment terms that will be available to such borrowers, will require certain borrowers on income-contingent plans to transition to a different plan by July 2028, and will impose new restrictions on the availability of loan deferment and forbearance in July 2027.

The amendments also include provisions that delay the implementation of certain of the U.S. Department of Education’s most recently promulgated loan discharge regulations by revoking the applicability of such regulations to any loans first originated before July 1, 2035. See “Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment” and “—Closed School Loan Discharge.”

Some Title IV programs award financial aid on the basis of financial need, generally defined as the difference between the cost of attending an educational institution and the amount the student and/or the student’s family, as the case may be, can reasonably be expected to contribute to that cost. The amount of financial aid awarded to a student each academic year is based on many factors, including, but not limited to, the student’s program of study, grade level, Title IV annual loan limits, prior aid received, and financial need. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the Department of Education to remain eligible. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—Further action by Congress to revise the laws governing federal student financial aid programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and revenue, and increase our costs of operation.”

In addition to Title IV programs, qualifying U.S. active military, veterans, and their family members are eligible for federal student aid from various Department of Defense and Department of Veterans Affairs programs. We refer to the financial aid programs administered by these Departments as “military benefit” programs.

During fiscal year 2025, 88.6% of the University’s cash basis revenue for eligible tuition and fees was derived from the receipt of federal program funds, as calculated under the 90/10 Rule described in “—Regulatory

Environment—Regulation of Student Financial Aid Programs—90/10 Rule.” The majority of these federal program funds are comprised of Title IV funds, specifically, federal student loans and federal grants:

•
Student loans currently are the most significant component of Title IV program funds and are administered through the Federal Direct Loan Program, which includes the Direct Subsidized Loan Program, the Direct Unsubsidized Loan Program, and the Direct PLUS Loan Program. Direct Subsidized and Direct Unsubsidized loans are not based on creditworthiness and are subject to annual and aggregate loan limits based on the student’s grade level and other factors. Direct Subsidized loans are available for undergraduate students only and are based on the statutory calculation of student need. Direct Unsubsidized loans are not based on student need. Direct PLUS loans are available to parents of dependent undergraduate students and eligibility is based in part on creditworthiness. The Grad PLUS loan program was formerly available to graduate and professional students but will be eliminated effective July 1, 2026, subject to certain limited exceptions, by the amendments to the Higher Education Act recently enacted into law as part of the budget reconciliation legislation. During fiscal year 2025, student loans (including Direct Subsidized, Direct Unsubsidized, and Direct PLUS loans) represented approximately 65% of the gross Title IV program funds received by the University.
•
Federal grants are awarded based on financial need and only to eligible undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, federal grants do not have to be repaid. During fiscal year 2025, federal grants represented approximately 35% of the gross Title IV program funds received by the University.

The remaining funding for tuition and other fees paid by our students primarily consists of military benefit programs, tuition assistance from employers and personal funds.

Regulatory Environment

We are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by institutional and programmatic accreditors. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, to revise or expand our educational programs, and to change our corporate structure and ownership. The approvals granted by agencies and accreditors permit us to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education. The most significant of these are the Title IV federal student aid programs administered by the Department of Education pursuant to the Higher Education Act. Generally, to participate in Title IV programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by the Department of Education, be certified as an eligible institution by the Department of Education, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. Executive actions and executive orders, as well as any tandem regulatory changes, implemented by the new administration and its appointees could turn out to be favorable to our industry. For example, in April 2025, the new administration signed a memorandum directing executive agencies to rescind regulations that are unlawful under recent Supreme Court decisions, which could result in certain agencies overturning one or more regulations to which we are currently subject. However, these executive actions and executive orders, and related regulatory changes, also could instead adversely impact our industry, including from an administrative perspective if reductions in employee headcount and funding at the Department of Education and other applicable agencies result in slower processing of Title IV matters or other applicable functions that directly or indirectly impact our operations and business.

The U.S. federal government recently experienced a shutdown due to a failure by Congress to timely enact funding bills needed for the new fiscal year. The shutdown modestly impacted military tuition assistance funding for some of our students. Although the shutdown has ended, the legislation that ended the funding lapse extends most federal funding only through January 30, 2026, while fully funding a few agencies for the full year. Accordingly, additional shutdowns may occur in the future, possibly beginning as early as February 2026. Future shutdowns may have a pronounced and substantial effect on access to federal student aid for our students and for the University, including, but not limited to, military tuition assistance and other military benefits programs. Any future government shutdowns, and other suspensions, interruptions, delays, or cessations of governmental funding or changes to the U.S.

federal government’s budget and budgetary priorities could adversely affect the funding of federal programs providing financial assistance to our students, which could in turn adversely affect our business, financial condition and operating results.

In addition to governance by the Department of Education, the HLC, state agencies and programmatic accreditors, there has been substantial focus during the past decade by members of the U.S. Congress and other federal agencies, including the Department of Education and its Office of Inspector General, the Consumer Financial Protection Bureau and the Federal Trade Commission (“FTC”), as well as state attorneys general, on the role that proprietary educational institutions play in higher education. Congressional hearings, rulemaking initiatives, and other regulatory oversight activities have focused upon various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to further regulate, limit or terminate the participation of proprietary educational institutions, including the University, in existing federal student aid and tuition assistance programs.

We expect that the regulatory scrutiny of our industry will continue to present risks and challenges for our business. We have summarized below the most significant regulatory requirements applicable to our operations and recent material activity in the regulatory environment affecting our business. However, the current legislative, regulatory and political environment is dynamic and unpredictable, and significant changes to the applicable statutes, regulations, guidance, interpretations, and regulatory oversight policies are likely to occur. Changes in or new interpretations of applicable laws, rules, or regulations, or our failure to maintain or renew any required regulatory approvals, accreditations, or state authorizations, could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and financial results.

For more information about the risks associated with the regulatory environment in which we operate, see Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate.”

State Regulation

To operate and offer postsecondary programs, and to be certified to participate in Title IV programs, we must be authorized to operate by the appropriate post-secondary regulatory authority in each state where we have a physical presence. To offer distance education programs in any given jurisdiction, we also must have state authorization, whether individually or through a reciprocity agreement. Since 2014, the University has been an approved, participating institution in SARA, which enables it to enroll students in distance education programs in each SARA member state and jurisdiction. SARA is a voluntary agreement among 49 member states (all but California), the District of Columbia, Puerto Rico, and the U.S. Virgin Islands that establishes standards for interstate offering of post-secondary distance education. When states, districts and U.S. territories join SARA, their participating degree-granting and accredited institutions are authorized to provide their approved distance education programs through reciprocity to students in other SARA member states. SARA only provides approval to offer exclusively distance education programs in other SARA member states. Institutions that have a “physical presence” in any particular jurisdiction are required to obtain individual authorization in that jurisdiction. The University operates its physical campus in Phoenix, Arizona and is authorized by Arizona for both its Phoenix campus and as the home state for online authorization under SARA. The University is also registered as an out-of-state institution with the California Bureau for Private Postsecondary Education to offer its distance education programs to California students.

Substantially all of the University’s enrolled students attend online through authorization under SARA and its policies, and pursuant to the rules, regulations, and complaint procedures of Arizona, or through direct authorization by California. Thus, whether through direct authorization from states, or through participation in the SARA compact, the University is authorized to offer its educational programs at its physical location and online and must continue to maintain such authorization to effectively operate its business.

Under the Department of Education’s current state authorization rules, adopted in 2020, institutions offering post-secondary distance education to students located in states other than where the institution is located must meet the state requirements to offer distance education to residents of that state for Title IV eligibility. The rules also provide that a state reciprocity agreement, like SARA, is an acceptable means by which those states may grant that authority. The 2020 rules also expanded the required disclosures to current and prospective students regarding whether programs leading to professional licensure or certification meet their state’s licensing requirements. Moreover, for every jurisdiction in which institutions operate, institutions are required to provide a direct written disclosure to students stating whether or not the professional licensure or certification program meets state licensure requirements or whether the institution has made no such determination.

Recently, the Department of Education, assisted by some state attorneys general and consumer advocates, attempted to address perceived areas of consumer protection concerns, by proposing rules that would have essentially eliminated the full reciprocity that SARA provides to institutions by permitting states to enforce their specific education laws and requirements against institutions that are authorized in that state through a reciprocity agreement. Another controversial proposal was the “Rule of 500,” which was a proposed regulation that would have removed SARA as a state authorization option for institutions that enrolled more than 500 students in distance education programs in any given state, requiring those institutions to obtain individual state authorizations in those jurisdictions. These rules never reached consensus and in December 2024, the Department of Education terminated its proposals. While the 2024 negotiated rulemaking process did not result in any of these changes to the state authorization of distance education, this area remains one of interest and concern by consumer advocates, state attorneys general, and the Department of Education and other regulatory efforts on state authorization issues may be brought in the future.

In addition to being subject to ongoing changes to state authorization requirements in Title IV federal regulations, SARA began a policy modification process in January 2023 and accepted proposals to modify, add, or remove policies within the SARA policy manual. The 2023 initial SARA policy proposal process yielded more than 60 proposals that went through a process of review, public comment, and eventual action by the four Regional Education Compacts and the SARA board. Ultimately, five proposals were passed unanimously by the Regional Education Compacts and approved by the SARA board. One significant policy requires participating institutions to disclose to their home state any adverse action against the institution and any investigation by an oversight entity related to the institution’s academic quality, financial stability, student consumer protection policies or practices, or compliance with any state or federal requirement. The 2024 SARA policy proposal process included 50 proposals that resulted in 10 policies being ultimately approved by the SARA board. The approved policies included changes to the requirements for resolution of student complaints, loss of institutional eligibility, changes to provisional status, and aligning licensing program disclosures. Such changes went into effect beginning in January 2025. The 2025 SARA policy proposal process is now underway and expected to again yield more changes and refinements to the SARA policy manual. The annual SARA policy proposal process is expected to continue into the future and policies ultimately passed by the NC-SARA Board will apply to the University as a participating institution.

The University will continue to be subject to changes in state authorization from both the Department of Education, as well as SARA while it maintains its participation. Ongoing compliance with all requirements for state authorization from both of these entities is critical to the University. If the University fails to comply with the requirements to participate in SARA or other state regulatory requirements, including state authorization requirements from the Department of Education, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education, which could have a material adverse effect on the University.

State Professional Licensure

Many states have specific requirements that an individual must satisfy in order to be licensed as a professional in specified fields, including fields such as nursing, education, counseling, and social work. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, including the background and qualifications of the individual graduate, whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association; whether the program from which the student graduated meets all requirements for professional licensure in that state; whether the institution and the program are accredited and, if so, by what accrediting commissions; and whether the institution’s degrees are recognized by other states in which a student may seek to work. Many states also require that graduates pass state and/or national examinations as a prerequisite to becoming certified in certain fields, such as nursing and teaching. Many states will certify individuals if they have already been certified in another state. The University’s professional licensing programs must meet all specific state requirements for licensure in any state where the program is offered so that graduates of these programs may pursue licensure in their state.

Accreditation

Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. To be recognized by the Department of Education, an accrediting commission must adopt specific standards for its review of educational institutions, conduct peer-review evaluations of institutions, and publicly designate those institutions that meet its criteria. An accredited school is subject to periodic review by its accrediting commission to determine whether it continues to meet the performance, integrity and quality required for accreditation.

We have been institutionally accredited by the HLC since 1978, most recently obtaining reaccreditation for the ten-year period through 2032-33. The HLC is an accrediting agency recognized by the Secretary of Education and accredits entire institutions of higher education. Institutional accreditation by a recognized accreditation agency is one of the prerequisites for an institution of higher education to be eligible to disburse Title IV aid to students. Institutional accreditation is widely accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure and, in some states, as a component of authorization to operate as a degree-granting institution.

In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to ensure the public that an academic program has undergone a rigorous review process and been found to meet high standards for educational quality. Such programs are required to meet the standards of their programmatic accreditor. We hold several programmatic accreditations, including for nursing, education, counseling, and social work, and we must periodically renew these accreditations by completing a comprehensive programmatic accreditation renewal process. See “—Accreditation and Jurisdictional Authorizations” for a listing of the institutional, programmatic, and specialized accreditations we hold. See also Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If any of the education regulatory agencies that regulate us delay their approval of, or do not approve, any transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.”

Regulation of Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. The substantial amount of federal funds disbursed to schools through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit educational institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit educational institutions. As a result, for-profit educational institutions, including ours, are subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend or terminate our participation in Title IV programs, delaying or denying a future application for Title IV recertification, imposing restrictions on our participation in Title IV programs, or referring the matter for civil or criminal prosecution. See Item 1A, “Risk Factors—If the Department of Education were to limit, suspend, or terminate our eligibility or certification to participate in the Title IV programs or if it were to choose not to renew our certification in the future, our students could lose their access to Title IV program funds, our participation in Title IV programs would be restricted or terminated, or we could be required to accept significant limitations as a condition of our continued participation in Title IV programs.” If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenue and results of operations could be materially and adversely affected. In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by regulatory agencies, but also by other government agencies and third parties, such as current or former students or employees and other members of the public.

Significant aspects of the regulation of Title IV programs include the following:

Eligibility and Certification Procedures. The Higher Education Act specifies the manner in which the Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification, which is granted in a Program Participation Agreement (“PPA”) between the Department of Education and the institution. Such recertification generally is required at least every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. Certification can be granted on a full or provisional basis. Moreover, in instances where the Department of Education is reviewing an application for renewal but does not complete the review by the stated date of expiration, certification may be continued on a month-to-month basis until the review is complete.

The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA with the Department of Education and typically is required to obtain prior Department of Education approval to add an educational program or make any other significant change. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. In the case of month-to-month certification, the Department of Education may allow the institution’s certification to expire at the end of any month by denying recertification without advance notice, and without any formal procedure for review of such action. Students attending provisionally certified institutions and students attending institutions that are certified on a month-to-month basis remain eligible to receive Title IV program funds, so long as certification remains in place.

New federal regulations relating to certification and imposing additional requirements in PPAs may pose challenges to the University and increase the risk of regulatory noncompliance and a finding by the Department of Education that the University has not or cannot fully satisfy all required eligibility and certification standards. The new regulations, which became effective July 1, 2024, expand the grounds for placing an institution on provisional certification and identify new potential conditions on provisionally certified institutions. The regulations further added new requirements to an institution’s PPA including, among other things, restrictions on student transcript withholding and a prohibition on institutional policies and procedures that induce students to limit their amount of federal student aid. The regulations also require that the PPA be signed by entities with direct or indirect ownership of the institution and the power to exercise control over the institution, and require such co-signatories to assume liability for financial losses to the federal government related to the institution’s administration of the Title IV programs. The entities required to become co-signatories include, but are not limited to, (i) entities with at least 50% control over an institution through direct or indirect ownership, by voting rights or by its right to appoint board members to an institution or any other entity, whether by itself or in combination with other entities or natural persons with which it is affiliated or related, or pursuant to a proxy or voting or similar agreement; (ii) entities with the power to block significant actions of an institution; (iii) entities that are the 100% direct or indirect interest holder of an institution; and (iv) certain entities that are required to submit financial statements to the Department of Education in connection with an institution. While the rules may be revised and the scope and manner of their implementation may vary or change, in the event that the University were unable to comply with the Department of Education’s regulations governing PPAs, this could have a material adverse effect on our business and the Department of Education could impose letter of credit requirements or take other adverse actions against the University up to and including termination of the University’s Title IV program participation.

In August 2025, the Department of Education renewed the University’s Title IV PPA and approved the recertification of the University’s continued participation in the Title IV programs through June 30, 2031. However, if the Department of Education were to initiate future proceedings to limit, suspend, or terminate the University’s eligibility or certification to participate in the Title IV programs, or if it were to choose not to renew our certification in the future, such actions could cause the participation by the University in the Title IV programs to be interrupted, limited, or terminated, and could cause our students to lose access to Title IV program funds.

Recent Department of Education Rulemaking Initiatives. In recent years, the Department of Education has engaged in rulemaking discussions intended to develop new regulations focused on various topics. After the Department of Education convenes a committee for the conduct of negotiated rulemaking, the negotiated rulemaking process typically culminates in the publication by the Department of Education of proposed regulations followed by a period for public comment, after which the Department of Education responds and publishes final regulations. Under the new administration, the Department of Education has instituted a negotiated rulemaking process related to public service loan forgiveness regulations, and the Department of Education published a notice on July 25, 2025 of its intention to establish two negotiated rulemaking committees to prepare regulations that will implement the recent amendments to the Higher Education Act under the OBBB. The first committee, Reimagining and Improving Student Education (“RISE”) reached consensus in early November 2025 on the entire package of federal student loan-related changes. The Department has indicated their intention to publish proposed regulations on these federal student loan-related changes in early 2026. The second committee, Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”), is scheduled to hold sessions in December 2025 and January 2026, and is expected to consider changes to institutional and programmatic accountability, the Pell Grant Program, and other changes to the Title IV programs. The Department of Education may also initiate additional rulemaking proceedings. See, “—Recent action by Congress that revised the laws governing federal student financial aid programs, including changes to the level of federal student aid funding available to higher education students and to the requirements educational programs must meet to qualify for such funding, could reduce our enrollment and revenue, and increase our costs of operation.” We cannot predict the content of any new regulations that may emerge from the negotiated rulemaking process or the potential impact of such regulations on the University. See “—Borrower Defense to Repayment,” “—State Regulation” and “—Gainful Employment and Financial Value Transparency” for additional information regarding recent rulemaking.

Borrower Defense to Repayment. Under the Higher Education Act, the Department of Education’s regulations specify acts or omissions of a school that a student loan borrower may assert as a defense to repayment of a federal student loan (referred to as a BDR claim) and thereby seek to obtain a discharge and refund of such loan. Under the BDR Rules, the Department of Education has indicated that it believes it may also assert such a claim on behalf of a student borrower. Additionally, the Department of Education may initiate a recoupment proceeding against a school to collect loan amounts that are discharged or refunded as the result of BDR claims. The BDR Rules have been significantly revised three times in recent years. Currently, a complex framework of rules applies different loan relief and recoupment standards and procedures based upon the date that the loan in question was first disbursed.

The Department of Education’s first iteration of BDR Rules, effective July 1, 1995 (the “1995 Rule”), permits student borrowers to assert a school’s misconduct as a defense to repayment of student loans, and if the borrower’s claim is successful, permits the Department of Education to initiate proceedings to recoup the discharged funds from the school. Under the 1995 Rule, a borrower defense must be based on an act or omission of the school that would give rise to a cause of action against the school under applicable state law. The 1995 Rule currently applies to borrower defenses with respect to federal student loans first disbursed before July 1, 2017.

Following the high-profile closing of a large proprietary school in 2015, the Department of Education promulgated new regulations amending the BDR standards and procedures, with an original scheduled effective date of July 1, 2017, but which was subsequently delayed in taking effect by litigation until 2019 (the “2017 Rule”). The 2017 Rule expanded the grounds for borrower defenses, including: (i) certain qualifying non-default, contested judgments against the school; (ii) a school’s breach of contract; and (iii) a school’s substantial misrepresentation. The 2017 Rule applies to loans first disbursed on or after July 1, 2017, and before July 1, 2020. The 2017 Rule also set forth procedures for resolving borrower defenses on a group basis, in the event the Department of Education identifies a group of borrowers sharing common facts and claims, including, in certain circumstances, with respect to borrowers who have not submitted a BDR application. The 2017 Rule again permits the Department of Education to initiate proceedings to seek to recoup the discharged amounts from the school.

Additionally, regulations promulgated in connection with the 2017 Rule introduced a “financial responsibility” trigger in which an institution with certain BDR liability may be required to post a letter of credit or other financial protection to the Department of Education. See “-—Standards of Financial Responsibility.”

Amid litigation on the 2017 Rule, the Department of Education convened a new negotiated rulemaking committee and published final regulations further revising the BDR Rules, effective July 1, 2020 (the “2020 Rule”). Under the 2020 Rule, which applies to loans first disbursed on or after July 1, 2020, a borrower may assert a borrower defense to repayment by establishing by a preponderance of the evidence that: (i) the school made a misrepresentation of a material fact upon which the borrower reasonably relied upon in deciding to obtain a loan and that directly and clearly relates to enrollment or continuing enrollment at the school or the provision of educational services for which the loan was made; and (ii) that the borrower was financially harmed by the misrepresentation. Additionally, the 2020 Rule limits the borrower’s qualifying financial harm, including that it cannot be predominantly due to intervening economic or labor market conditions, and that it cannot arise from the borrower’s voluntary decision to work less or change occupations. As with the 1995 and 2017 Rules, the 2020 Rule permits the Department of Education to initiate proceedings to seek to recoup the discharged amounts from the school. Additional financial responsibility provisions were promulgated in connection with the 2020 Rule revising triggering events requiring schools to post a letter of credit or other financial protection to the Department of Education to insure against BDR and other liabilities. See “—Standards of Financial Responsibility.”

The Department of Education’s most recent iteration of BDR Rules, scheduled to take effect July 1, 2023 (the “2023 Rule”), is now enjoined by litigation. Among other things, the 2023 Rule would (i) apply a single standard and process to all future and pending borrower defense applications as of July 1, 2023, instead of the various standards based on the date of loan disbursement; (ii) further define the grounds of school misconduct giving rise to a borrower defense; (iii) establish a reconsideration process for borrowers whose defenses to repayment are not initially approved for a full loan discharge; (iv) govern the formation and adjudication of borrower group defenses based on common facts, including group defenses filed by “third-party requestors;” and (v) provide a new timeline for adjudication of group and individual borrower defenses. The 2023 Rule also would apply a rebuttable presumption that each member of a borrower group knew about and reasonably relied upon the school’s alleged wrongdoing. The 2023 Rule would abolish limitation periods for asserting borrower defenses and would permit the Department of Education to seek recoupment of funds from institutions for discharged and refunded loans through an expedited program review process. Further, recent amendments to the Higher Education Act, enacted July 4, 2025, as part of the OBBB, delay the implementation of the 2023 Rule by revoking the applicability of the 2023 Rule to any loans first originated before July 1, 2035.

In addition to this legislative delay to the applicability of the 2023 Rule, the litigation in connection with which the 2023 Rule is currently enjoined, filed February 28, 2023, challenges the legality of several aspects of the 2023 Rule and the Department of Education’s general borrower-defense-to-repayment authority, including whether the Department of Education can (i) expand a borrower’s “defense to repayment” into an affirmative “claim”; (ii) adjudicate borrower defense and recoupment claims against schools; and (iii) apply “rebuttable presumptions” and utilize a group claims process. On April 4, 2024, the U.S. Court of Appeals for the Fifth Circuit ordered that the effective date of the 2023 Rule be stayed pending final judgment in the case. Career Colleges and Schools of Texas v. U.S. Department of Education, 23-50491 (5th Cir. 2024). On January 10, 2025, the U.S. Supreme Court granted the Department of Education’s request to review the Fifth Circuit’s decision. However, on January 24, 2025, the Department of Education asked the Supreme Court to hold the briefing schedule in abeyance while the Department of Education “reassess[es] the basis for and soundness of the Department’s borrower defense regulations.” The Supreme Court granted this request on February 6, 2025. On May 29, 2025, the Department of Education filed a motion asking the Supreme Court to resume briefing in the case. The motion stated that the Department of Education has decided to adhere to its position defending the Department of Education’s statutory authority permitting the assessment of borrower defenses before default, in administrative proceedings, and on a group basis. The Department of Education emphasized the “exceptional and lasting importance” of the issue and stated that if the Supreme Court were to reverse the Fifth Circuit, the Department of Education would promulgate a new BDR Rule to replace the 2023 Rule. On June 23, 2025 the Supreme Court granted the Department of Education’s request to resume briefing. However, on August

8, 2025, the Department of Education filed a letter (along with a Joint Stipulation to Dismiss) asking the Supreme Court to dismiss the appeal, citing the effect of the OBBB on the 2023 Rule, and the appeal was dismissed on August 11, 2025. The litigation remains pending, and the Department of Education’s complete position on those legal issues is unknown at present. In addition to the delay imposed by the OBBB on the implementation of the 2023 Rule, the 2023 Rule remains stayed under the Fifth Circuit’s April 2024 ruling pending the conclusion of the district court case. The parties to the district court case filed a joint status report on October 30, 2025, noting that “the lapse in government appropriations has interfered with the parties’ discussions regarding further proceedings,” and the parties proposed filing another joint status report within 45 days of the end of the government shutdown. As a result, the 2023 Rule is not in effect, and the 1995, 2017, and 2020 Rules remain in effect and apply different substantive standards and procedures depending on the disbursement date of the loan in question. Furthermore, the borrower defense regulations may undergo further changes in the future, and we cannot predict the content of any such revisions.

In a different lawsuit, a California federal court approved a settlement between the Department of Education and a class of student loan borrowers, on November 16, 2022. Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.) (“Sweet”). Under the Sweet settlement, the Department of Education agreed to grant automatic loan discharge and refund relief on borrower defense applications pending as of June 22, 2022, that were filed with respect to about 150 institutions that were identified in a list attached to the settlement agreement, which list included the University. The Department also agreed to an expedited resolution process for borrower defense applications filed between June 22, 2022, and November 15, 2022, under the 2017 Rule, regardless of the date of disbursement of the underlying loans. In the course of the Sweet litigation, various court rulings have referenced the Department of Education’s assurances that it will not rely on the automatic discharges under the Sweet settlement as the basis upon which to recoup such discharged loans from institutions. On October 17, 2025, one of the parties in Sweet appealed the case to the U.S. Supreme Court by filing a petition for a writ of certiorari, and the Supreme Court has not yet ruled on whether to grant or deny the request for an appeal. Accordingly, litigation remains pending in Sweet, and the prior court rulings may be subject to further appeal and challenge. In addition, we have no assurances regarding the extent to which the Department of Education will agree with or adhere to its position in the future.

Beginning in June 2020 and continuing until April 2024, the University received approximately 48,000 borrower defense applications from the Department of Education as part of the fact-finding process by which the Department of Education notifies institutions regarding BDR claims received from student borrowers and provides the institution an opportunity to respond. The University provided substantive, timely responses related to each such application and other requested evidence to the Department of Education. While the University believes it has both factual and procedural defenses to the claims made in the applications regardless of applicable BDR Rules, we cannot predict how the Department of Education will evaluate the evidence and adjudicate each claim. Additionally, approximately one-third of the applications received by the University were dated on or before June 22, 2022, which would subject the underlying loans associated with those BDR claims to automatic discharge under the terms of the Sweet settlement and potentially prevent such claims from serving as the basis of a recoupment action by the Department of Education against us. Nearly all of the remaining applications received by the University were dated between June 23, 2022 and November 15, 2022. The Sweet settlement provided that BDR claims filed between June 22, 2022 and November 15, 2022 would be adjudicated no later than January 28, 2026, or would be automatically discharged. The federal courts overseeing the Sweet settlement have referenced the Department of Education’s assurances that it will not rely on automatic discharges under the Sweet settlement as the basis upon which to recoup such discharged loans from institutions. Accordingly, any such automatic discharges would be potentially unable to serve as the basis of a recoupment action by the Department of Education against us.

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million federal student loans from borrowers who made claims regarding the University’s “Let’s Get to Work” ad campaign, which ran from 2012 to 2014. The Department of Education announced it had determined that the University substantially misrepresented its relationships with outside companies in the ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for approximately $37 million in discharged loans, but the Department of Education has not yet commenced any such action. While these BDR claims that were discharged appear to also have been subject to automatic discharge under the terms of the Sweet settlement, and the settlement itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, the Department of Education may still attempt to seek recoupment of such discharged payments in the future, and we cannot predict the timing or scale of such recoupment efforts if pursued. Furthermore, based on preliminary information available to the University, we believe there are a substantial number of additional pending BDR claims with respect to the University that have not yet been provided to the University by the Department of Education and of which the University has not been formally notified.

The BDR Rules require that the University dedicate significant resources to navigating as many as four different Rules—the 1995 Rule (applicable to loans first disbursed before July 1, 2017), the 2017 Rule (applicable to loans first disbursed between July 1, 2017, and before July 1, 2020), the 2020 Rule (applicable to loans first disbursed on or after July 1, 2020), and potentially the 2023 Rule. The University also maintains reporting procedures to comply with the financial responsibility provisions related to BDR. See “—Standards of Financial Responsibility.”

The current BDR Rules and regulations could result in significant risks for our business and the application of the various BDR standards may be unclear or subject to interpretation in a manner that is adverse to us and unpredictable. The Department of Education’s administration of the regulations may result in unexpected outcomes that materially and adversely affect our business, including with respect to the University’s potential liabilities from the recoupment of discharged loans and related financial responsibility and letter of credit requirements. The potentially significant discretion vested in the Department of Education to administer the regulations, including whether to seek recoupment of discharged loan amounts or require letters of credit from institutions, may result in unexpected outcomes that materially and adversely affect our business and liquidity. In addition, the manner in which we respond to state or federal and certain private lawsuits may be materially impacted as a result of the possible significant consequences of an adverse judgment or finding in such matters on the subsequent adjudication of BDR claims.

Individual BDR applications are submitted by student loan borrowers to the Department of Education, rather than to institutions directly, and the Department of Education has asserted that the BDR Rules provide for group claims without an underlying individual BDR application from a borrower in certain circumstances. It is unclear how many individual or group BDR claims have been approved or denied by the Department of Education, or how many individual or group BDR claims will be asserted, approved or denied in the future. It is further unknown whether and to what extent the Department of Education may seek to recoup the amount of discharged or refunded loans or impose such liability against the University, whether our legal and factual defenses with respect to such BDR claims and recoupment proceedings or imposition of liability would succeed, or even which procedures will ultimately govern the BDR resolution process. Additionally, the University could receive negative coverage in the media regarding BDR claims that could impede the recruitment of students. All of these potential factors may have a material adverse effect on our business and financial performance. Moreover, the legality of aspects of the Department’s BDR regulations, policies, and rules is under challenge, and the outcome and consequences of pending litigation is uncertain.

The University maintains certain BDR-related insurance coverages, which could serve to mitigate a portion of the risk associated with potential BDR recoupment actions that may be asserted against the University by the Department of Education. The most relevant insurance policy covers recoupment actions that correspond to a population of BDR claims that the Department of Education has sent to the University for response thus far. Coverage by this policy is also contingent upon the University’s obligation to first exhaust all non-frivolous appeals and challenges to a recoupment action, and as such, there could be a significant delay between the initiation of a recoupment action and a determination as to the applicability of the insurance coverage. Other potentially applicable insurance coverages cover recoupment actions that correspond to a separate and smaller portion of the claims that the Department of Education has sent to the University for response thus far. The availability and amount of these coverages could be affected by the existence of other non-BDR related claims, which could erode the available coverage. These coverages are contingent upon the University’s obligation to exhaust federal court appeals.

Closed School Loan Discharge (“CSLD”). Under the Higher Education Act, if a student “is unable to complete the program in which such student is enrolled due to the closure of the institution,” the Department of Education discharges the borrower’s federal student loan liability and “shall subsequently pursue any claim available to such borrower against the institution . . . .” 20 U.S.C. § 1087(c)(1). The Department of Education’s CSLD regulations currently in effect provide that a school’s closure is the date that the school “ceases to provide educational instruction,” and that a “school” includes a school’s main campus or any location or branch of the main campus. For loans first disbursed before July 1, 2020, in order to qualify for a discharge by means of an application, borrowers must submit an application for a CSLD stating, among other things, that the student did not complete his or her program of study because the school closed while the student was enrolled, or the student withdrew from the school not more than 120 days before the school closed, and that the student did not complete his or her program of study through a teach-out at another school. For loans first disbursed on or after July 1, 2020, the 120-day withdrawal “look-back” period is 180 days, but the Department of Education may extend those look-back periods for “exceptional circumstances,” which expands the window for loan discharges. The current regulations also permit the Secretary of the Department to provide a CSLD without an application from the borrower based on information in the Secretary’s possession, and with respect to schools that closed between November 1, 2013, and July 1, 2020, only if the borrower did not subsequently re-enroll in any Title IV-eligible institution within three years from the date of the school closure. If a loan is discharged on these grounds, then the Department of Education may seek recoupment of the discharged amount from the responsible institution.

As discussed above in “—Borrower Defense to Repayment,” the 2023 Rule is currently enjoined by court order. The 2023 Rule also included changes to the CSLD regulations, and the court injunction extends to the new 2023 CSLD regulations. Accordingly, the Department of Education cannot apply the new 2023 CSLD regulations, which would have been effective July 1, 2023, to any institution. We are unable to predict how this pending litigation will be resolved, and whether or to what extent the Department of Education may ultimately apply and enforce the 2023 CSLD regulations. Among other changes, the 2023 CSLD regulations expand upon the Department of Education’s authority to grant a loan discharge without a borrower application, extend the withdrawal “look-back” period to 180 days to loans first disbursed before July 1, 2020, provide for extension of that period based upon “exceptional circumstances,” and limit the applicability of the teach-out exception for CSLD eligibility. In addition to the court-ordered injunction, and as with the 2023 Rule regarding borrower defense to repayment regulations, recent amendments to the Higher Education Act delay the implementation of the 2023 CSLD regulations by revoking the applicability of the 2023 CSLD regulations to any loans first originated before July 1, 2035.

Commencing in June 2021, the Department conducted an off-site program review focused on possible liabilities for closed school loan discharges related to the University’s closing of various locations. Following the Department’s issuance of a final program review determination in September 2022 and a subsequent administrative appeal, an Administrative Law Judge ruled in December 2024 that the University owes liabilities for closed school loan discharges for three student borrowers in the amount of approximately $44,000. The University has appealed this decision to the Secretary of the Department of Education, and the ultimate outcome of the proceedings is uncertain. Although this liability is de minimis, the outcome of the proceedings, along with the evolving regulations governing closed school loan discharges, could have potential implications with respect to student borrowers who attended the substantial number of physical campuses and learning centers that the University has closed in recent years. These closures were made in connection with its Campus Footprint Initiative, where the University worked closely with its regulatory oversight bodies and students to adhere to the University’s commitment to ensure that every impacted student would have the opportunity to complete their education program at their location or attend online at their choice. The University has not received data on the number of closed school loan discharges that have been, or may be, approved by the Department of Education in regard to the University’s closed locations. If the number of discharges is substantial, the impact on the terms of the University’s participation in the Title IV programs or on the financial condition of the University could be material.

Standards of Financial Responsibility. To participate in Title IV programs, the Department of Education regulations specify that an eligible institution of higher education must satisfy specific measures of financial responsibility prescribed by the Department of Education or post a letter of credit in favor of the Department of Education and accept other conditions on its participation in Title IV programs. These financial responsibility tests are applied on an annual basis based on each institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the Department of Education based on a weighted average of the following three annual ratios which assess the financial condition of the institution:

•
primary reserve ratio, which measures an institution’s financial viability and liquidity;
•
equity ratio, which measures an institution’s capital resources and its ability to borrow; and
•
net income ratio, which measures an institution’s profitability.

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. It then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. An institution’s composite score must be at least 1.5 for it to be considered financially responsible and without need for further Department of Education oversight. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department of Education’s “zone” alternative. Under the zone alternative, the Department of Education may subject the institution to various operating or other requirements. This may include (i) being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department of Education for the amount of those disbursements, or (ii) being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department of Education documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department of Education’s approval before drawing down Title IV funds. Institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department of Education and may not hold Title IV credit balances on behalf of students or parents, even if authorized by the student or parent to hold and apply these credit balances to future tuition payments. If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in Title IV programs. These additional requirements can include (i) submitting to the Department of Education a letter of credit in an amount equal to at least 10% or, at the Department of Education’s discretion, up to 50% of the Title IV funds received by the institution during its most recently completed fiscal year; (ii) being placed on provisional certification status, under which the institution must receive Department of Education approval before implementing new locations or educational programs; and (iii) complying with other restrictions, including reduced due process rights in subsequent proceedings before the Department of Education.

The Department of Education measures our financial responsibility on the basis of the Company’s consolidated audited financial statements. Our composite scores, which are calculated as of the end of our fiscal year, were 2.6 and 2.8 for fiscal years 2025 and 2024, respectively.

In addition to the above, new Department of Education financial responsibility regulations that took effect on July 1, 2024 revised the timing for submission of audit reports and identified events that constitute a failure of an institution to demonstrate its ability to meet its financial obligations, including certain mandatory triggering events upon which an institution is deemed automatically to lack financial responsibility. Mandatory triggering events include certain final monetary judgments or settlements in legal proceedings, certain borrower defense recoupment proceedings initiated by the Department of Education, receiving at least 50% of Title IV program funds in the prior year from programs that are failing the Department of Education’s new gainful employment metrics, certain actions by the U.S. Securities and Exchange Commission (the “SEC”), certain creditor events, and failing to comply with certain other metrics related to the 90/10 Rule and an institution’s cohort default rates. The regulations also identified new discretionary triggering events, upon which the Department of Education may determine that the institution lacks financial responsibility, including, among other things, the occurrence of: specified defaults, delinquencies, creditor events and judgments; significant fluctuations in volume of Title IV program funds from year to year; high annual dropout rates; the formation of a group process by the Department of Education with respect to recoupment of pending BDR claims; for an institution owned at least 50% by a publicly traded entity, a disclosure by the entity in public filing that it is under investigation for possible violations of state, federal or foreign law; certain other state, federal, and accreditation regulatory actions; or any other event or condition that the Department of Education determines is likely to have a “significant adverse effect” on the financial condition of the institution. An institution that suffers a triggering event and is thus determined by the Department of Education or otherwise deemed automatically to lack financial responsibility must (i) provide a letter of credit or other form of acceptable financial protection to the Department of Education, and (ii) accept other conditions on its Title IV eligibility. Under these regulations, the Department of Education requires an institution to provide financial protection, including a letter of credit, if applicable, in an amount of not less than 10% of the institution’s total Title IV funding in the prior year for each individual triggering event, such that multiple triggering events could subject an institution to substantial cumulative financial protection obligations. We did not have any triggering events for our fiscal year ended August 31, 2025.

Administrative Capability. The Higher Education Act directs the Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department of Education to determine that the institution lacks administrative capability and, therefore, subject the institution to fines, sanctions, and additional scrutiny, including the limitation or denial of eligibility for Title IV programs. These criteria impose requirements that, among other things, an institution administer the Title IV programs in accordance with all applicable federal student financial aid requirements, with adequate checks and balances in its system of internal controls over financial reporting, and with capable and sufficient personnel. The criteria further include, among other requirements, that the institution maintain certain records and reporting, reasonable standards for measuring satisfactory academic progress, and systems for resolving certain financial aid discrepancies, and that the institution refer to the Office of Inspector General of the Department of Education credible information indicating that a Title IV applicant may have engaged in fraud or other criminal misconduct in connection with his or her application. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, Department of Veterans Affairs veterans education benefit programs, or have participation in these programs conditioned or limited, or face claims from third parties.” Recent amendments by the Department of Education to the administrative capability regulations, which became effective July 1, 2024, impose additional requirements, including revised and new criteria regarding an institution’s validation of high school diplomas, financial aid counseling, career services, provision of clinical or externship opportunities, disbursement of Title IV funds, offering of gainful employment programs, substantial misrepresentations, and aggressive and deceptive recruitment tactics or conduct. The recent amendments also provide the Department of Education with increased and explicit authority to make an adverse administrative capability finding based on a broader set of issues than it has used historically.

90/10 Rule. The University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if, for any two consecutive fiscal years, it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs or other qualifying federal funding sources, including tuition assistance programs offered by the U.S. Department of Defense (military tuition assistance) and U.S. Department of Veterans Affairs (veterans education benefits). If an institution is determined to be ineligible, any disbursements of Title IV program funds made after the end of the second fiscal year in the measuring period must be repaid to the Department of Education. An institution that derives more than 90% of its cash basis revenue from Title IV programs or other qualifying federal funding sources for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions or requirements determined to be appropriate under the circumstances by the Department of Education. The institution would also be required to provide notices to existing students about the potential loss of Title IV funding. While the Department of Education has broad discretion to impose additional sanctions or requirements on such an institution, there is only limited precedent available to predict what those sanctions might be. For example, the Department of Education could impose conditions in the provisional certification such as:

•
restrictions on the total amount of Title IV program funds that may be disbursed to students;
•
restrictions on programmatic and geographic expansion;
•
requirements to obtain and post letters of credit;
•
additional reporting requirements such as interim financial reporting; or
•
any other conditions deemed appropriate by the Department of Education.

The University’s 90/10 Rule percentages were 88.6% and 88.3% for fiscal years 2025 and 2024, respectively. The University has no direct control over the amount of Title IV student loans and grants sought and other federal funds for which its students are determined to be eligible.

Gainful Employment and Financial Value Transparency. Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” An initial attempt by the Department of Education in 2010 to promulgate, for the first time, regulations that would have applied program-specific, student outcome-based eligibility criteria to determine whether individual educational programs offered by proprietary schools led to “gainful employment” were judicially rejected prior to implementation. Subsequently, revised regulations were implemented by the Department of Education in 2014 but later repealed in 2020. In October 2023, the Department of Education released new financial value transparency and gainful employment regulations that established two independent “gainful employment” metrics. To maintain Title IV eligibility, an institution must comply with both metrics, along with a related financial value transparency regulation. The two gainful employment metrics are (i) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, and (ii) an earnings premium test that measures whether the typical graduate from a program that received federal financial aid is earning more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. Any program that fails either or both metrics in a single year would be required to disclose such failure to students, and any program that fails the same metric in any two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for a minimum of three years. Nearly all programs at the University would be subject to this “gainful employment” evaluation. The Department of Education has not released gainful employment metrics and it is unknown when metrics will be released. On May 16, 2025, in a federal court case challenging the regulations published in October 2023, the Department of Education defended the gainful employment and financial value transparency regulations in a court filing. On October 2, 2025, the federal court ruled in favor of the Department of Education and dismissed the case. The case remains subject to potential appeal.

The Department of Education’s financial value transparency rule requires all colleges to provide certain student and financial information about their programs to the Department of Education. That information, including student debt burdens and program costs, will be published on a Department of Education consumer-facing website to help students make informed enrollment decisions. Beginning in 2026, a student interested in a program deemed to leave students with high debt burdens will need to acknowledge having viewed that information before they can enroll.

Our ability to satisfy the gainful employment metrics for certain of our programs is subject to some extent on factors outside of our control, including general economic conditions affecting our graduates, changes in labor markets, increases in student borrowing levels, increases in interest rates, changes in the federal poverty income levels, and changes in the percentage of our former students who are current in repayment of their student loans. Additionally, certain programs we offer that typically lead to lower-paying, service-oriented professions may be unable to satisfy the gainful employment metrics and have to be discontinued. Additionally, future enrollments could also be impacted if students were required by the transparency rule to acknowledge that the program they are interested in has been known to leave students with high debt burdens. Further, it is uncertain whether or how the Department of Education will modify the current gainful employment and financial value transparency rules as a result of the recent amendments to the Higher Education Act introducing the new program eligibility requirements based on student earning outcomes, or for other purposes. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—Recent action by Congress that revised the laws governing federal student financial aid programs, including changes to the level of federal student aid funding available to our students and to the requirements educational programs must meet to qualify for such funding, could reduce our enrollment and revenue, and increase our costs of operation.”

Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30), and the default rate is the percentage of that cohort who default on their payment by the end of the second full year after such repayment start date. The cohort default rates are published by the Department of Education approximately 12 months after the end of the applicable measuring period. Thus, in September 2025, the Department of Education published the cohort default rates for the 2022 cohort. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts would meet these requirements.

Based on information published by the Department of Education, the University’s cohort default rate for both fiscal years 2022 and 2021 was zero, principally due to the Department’s federal loan payment pause initiated following the COVID-19 pandemic. As part of the federal relief enacted regarding the COVID-19 pandemic, federal student loan payments were paused until September 1, 2023 causing our three-year cohort default rates and those of other proprietary post-secondary institutions to decline significantly beginning in 2020. The restarting of payment obligations in September 2023 following the multi-year COVID-19 interruption is expected to cause a material increase in reported rates, which are not yet known. Although our cohort default rates, even prior to the COVID-19 pause, have historically been significantly below the mandated levels, any increase in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. While we anticipate that there will be substantial increases in cohort default rates among institutions generally and that our rates will also increase, we cannot predict the extent of any such increases in our cohort default rates or how our future rates will compare to our historical pre-pandemic levels and to the Department of Education’s student loan default rate thresholds. In addition, recent changes implemented by the OBBB to the loan repayment plans available to student borrowers could affect the ability of borrowers to repay their loans and potentially result in an increased number of borrower defaults, including among our graduates. See “—Financial Aid Programs.”

On May 5, 2025, the Department of Education announced that the United States faces critical challenges related to the federal student loan programs, citing its estimates that “only 38% of Direct Loan and Department-held Federal Family Education Loan Program borrowers” are in repayment and current on their loans and that “almost 25% of the entire portfolio is either in default or a late stage of delinquency,” and it encouraged institutions to conduct outreach to all borrowers who ceased enrollment since January 1, 2020, to engage student borrowers and support the repayment of their federal student loans. We believe that our investment in student protection initiatives and repayment management services will continue to favorably impact our rates. As part of our repayment management initiatives, we engage third-party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency.

Restrictions on Incentive Compensation. As part of an institution’s PPA with the Department of Education and under the Higher Education Act and Title IV regulations, an institution participating in Title IV programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or the award of Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. The Department of Education issued new rules on incentive compensation that took effect in 2011 and eliminated various safe harbors that had previously defined categories of compensation deemed permissible and thereby increased the uncertainty as to the scope of the incentive compensation restrictions and how the restrictions are and will be interpreted and applied. In February 2023, the Department of Education announced that it would begin gathering information and feedback with the intent to revise the incentive compensation rule. In July 2024, the Department of Education indicated that revised guidance, which could materially change the contours of the established incentive compensation rule and could therefore negatively impact our ability to comply with it, would be promulgated no sooner than the end of the 2024 calendar year. Such guidance has not been issued to date.

The incentive compensation ban also applies to certain vendors of the University who have been deemed a “third-party servicer” because the vendor’s activities and functions are intrinsically intertwined with the institution’s administration of Title IV programs. In February 2023, the Department of Education issued new revised guidance regarding the parameters of third-party servicers, which created significant confusion in the marketplace and appeared to increase the number of vendors who would subsequently be considered a third-party servicer. In the uproar that followed, the Department received more than 1,000 comments from institutions, and announced that the implementation of the February 2023 revised guidance would be delayed. In July 2024, the Department of Education announced its intent to conduct negotiated rulemaking regarding third-party servicers, which could result in significant changes to the established third-party servicer rules and could negatively impact the University’s ability to comply with them. The rulemaking plans remain uncertain.

The restrictions of the incentive compensation rule prohibit us from offering any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students or the award of Title IV financial aid to any of our employees involved with or responsible for such activities. The lack of interpretive guidance regarding the rule, however, has caused uncertainty about what constitutes incentive compensation and which employees are covered by the regulation and has made the development of effective and compliant performance metrics for certain categories of employees or service providers more difficult to establish. Additionally, the incentive compensation rule may impact the University’s contracts with certain third parties, pending clarification from the Department of Education on the scope of the incentive compensation rule and the parameters around “third-party servicers.” The Department of Education has provided very limited published guidance regarding the incentive compensation rule and does not establish clear criteria for compliance for many circumstances.

Substantial Misrepresentation. The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, or graduate employability. The Department of Education defines “misrepresentation” to include any false, erroneous or misleading statement made by an institution or its representative. A statement is deemed “misleading” if it has the likelihood or tendency to mislead under the circumstances. Misrepresentations include statements that omit information in such a way as to make the statement false, erroneous, or misleading. A misrepresentation rises to the level of a “substantial misrepresentation” if, under the totality of circumstances, the misrepresentation could reasonably be relied upon to that person’s detriment. Following a report from the U.S. Government Accountability Office in December 2022 that urged the Department of Education to more aggressively police colleges to prevent substantial misrepresentations, the Department of Education has significantly increased its efforts. The Department of Education established an Office of Enforcement in the Office of Federal Student Aid, undertook secret shopping of institutions, and solicited the public to report suspected misrepresentations by colleges, among other actions. In September 2024, the Department of Education issued an Enforcement Bulletin warning of additional specific conduct uncovered during its oversight activities that could rise to the level of actionable substantial misrepresentation and noting that it will continue to aggressively monitor complaints and tips in order to hold institutions accountable for substantial misrepresentations.

Aggressive and Deceptive Recruitment Tactics. Institutions participating in Title IV programs are prohibited by regulation from engaging in activities that constitute aggressive and deceptive recruitment tactics or conduct. An eligible institution is deemed to have engaged in aggressive and deceptive recruitment tactics or conduct when the institution itself, one of its representatives, or any ineligible institution, organization, or person with whom the eligible institution has an agreement to provide educational programs, marketing, advertising, lead generation, recruiting or admissions services, engages in one or more of the prohibited practices. In the event an institution has engaged in aggressive and deceptive recruitment strategies, the Department of Education may revoke or terminate an institution’s PPA, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution, or limit, suspend or terminate its eligibility to participate in Title IV programs.

Return of Title IV Funds. When a student who has received Title IV funds withdraws from school, the University must determine the amount of Title IV program funds the student has “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student has earned is equal to a pro rata portion of the funds the student received or for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student is deemed to have earned 100% of the Title IV program funds he or she received. The University must return any unearned Title IV program funds to the Department of Education in a timely manner, which is no later than 45 days after the date the University determined that the student withdrew. If such payments are not timely made, the University will be required to submit a letter of credit to the Department of Education equal to 25% of the Title IV funds that the University should have returned for withdrawn students in its most recently completed fiscal year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the University’s annual Title IV compliance audit for either of the University’s two most recent fiscal years or in a Department of Education program review triggers this letter of credit requirement. We did not exceed this 5% threshold in our annual Title IV compliance audit for either of our two most recent fiscal years.

Branching and Classroom Locations. The Title IV regulations contain specific requirements governing the establishment of new locations at which an eligible institution offers, or could offer, 50% or more of an educational program. The Department of Education requires that the institution notify the Department of Education of each location offering 50% or more of an educational program prior to disbursing Title IV program funds to students at that location. The University has procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to disbursing Title IV program funds to students attending any new location. In addition, the HLC and state regulators have requirements for the establishment of new locations.

The University is also subject to state regulatory and accreditation requirements associated with closing locations. As a higher education institution focused on serving working adults, the University has consistently prioritized flexibility and access while responding to our students’ shifting needs and preferences, particularly as demand for online education surged and then further accelerated during the 2020 global pandemic. As student enrollment patterns evolved, it became clear that online education was becoming the preferred modality, with in-person instruction on the decline. In 2012, the University conducted a comprehensive review of its physical locations, which revealed the changing preferences of students for distance education that they could access on their schedule. This analysis prompted the University to take the significant step of phasing out many local campuses and learning centers across the U.S. This decision was not only guided by the growing shift toward online learning but also the University’s commitment to staying at the forefront of innovation in higher education.

The process to transform the University’s physical footprint, called the Campus Footprint Initiative, began in October 2012. The University worked closely with its regulatory oversight bodies and students to adhere to the University’s commitment to ensure that every impacted student would have the opportunity to complete their education program at their location or attend online at their choice. The initial Campus Footprint Initiative phase concluded in 2016.

Between 2016 and 2021, the University completed additional Campus Footprint Initiative phases and continued its focus on streamlining its national campus footprint and strengthening its regional presence. By strategically investing in fewer markets, the University was able to foster stronger connections among students, faculty, alumni, and employers while retaining a national presence. Throughout the Campus Footprint Initiative, the University remained steadfast in its core mission to provide high-quality education that meets the needs of its students. The decision to phase out physical campuses allowed the University to shift resources to enhancing its online offerings, thus expanding its ability to deliver personalized learning experiences. The University completed closure of the remaining out-of-state locations in fiscal year 2024. Looking ahead, the University is focused on ensuring that students have the tools and support necessary to succeed in a digital learning environment. This transition to a predominantly online model reflects the University’s commitment to remaining adaptable, student-centered, and innovative, positioning it to meet the evolving demands of higher education and employers into the future.

Change in Ownership or Control

If the University engages in a transaction that involves a change in control of the Company or the University, under the standards of the Department of Education, the HLC, or any other applicable state education agency or accrediting commission, it must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock and/or assets of an institution or its parent company, and significant changes in the corporate form, governance structure, or composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control.

Under the Department of Education’s regulations, an institution that undergoes a change in control loses its eligibility to participate in Title IV programs and must apply to the Department of Education to reestablish such eligibility. If an institution files the required application and follows other procedures, the Department of Education may temporarily certify the institution on a provisional basis following the change in control, so that the institution’s students retain continued access to Title IV program funds. In addition, the Department of Education may extend such temporary provisional certification if the institution timely files certain required materials, including the approval of the change in control by its state authorizing agency and accrediting agency and certain financial information pertaining to the financial condition of the institution or its parent corporation.

We submitted a description of the IPO to the Department of Education in March 2025, asking that it confirm our understanding that the IPO would not constitute a change in control under Department of Education standards. While there is no formal mechanism for making this request to the Department of Education and the Department of Education is not required to provide any such requested confirmation, on April 22, 2025, the Department of Education confirmed to us that the IPO would not constitute a change in ownership resulting in a change in control. If the

Department of Education were to reconsider that confirmation, or if it determined that future offerings or transactions do constitute a change in control under their standards, the University would be subject to a recertification approval requirement that would include extensive documentary submission requirements and to reviews by the Department of Education of the University’s financial and administrative capability and to extensive prior review and approval procedures by the HLC. In addition, the Department of Education further requires that institutions periodically report changes in ownership, even when a change does not result in a change in control that would require approval by the Department of Education. Regulations require that changes of ownership representing at least 5% but under 25% ownership be reported on a quarterly basis, and within 10 days in the event the institution plans to undergo a change in ownership. The University’s failure to timely report required ownership information to the Department of Education could result in adverse action by the Department of Education or imposition of conditions or restrictions on the University’s participation in the Title IV programs.

The University is also required to report any material change in stock ownership to the HLC and must obtain approval prior to undergoing any transaction that affects, or may affect, within definitions adopted by the HLC, its corporate control or governance. The HLC informed the University that the IPO did not require prior review and approval by the HLC under the HLC’s policies governing changes of control, structure, or organization. However, future offerings or transactions may constitute a change in ownership or control of the University under the HLC standards and may therefore require approval of the HLC Board of Trustees, in which case the HLC may undertake an evaluation of the effect of the change on the continuing operations of the University for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. That approval may be granted without conditions, granted with conditions that could limit the University’s operations, or could be denied, which would effectively block those future offerings.

In addition, Arizona rules state that the Arizona State Board must approve certain changes of ownership or control, including but not limited to a transfer of 50% or more of a privately held institution’s voting stock or assets or a change from one business form to another. An institution that undergoes a change of ownership or control must submit written notification within seven days of the effective date of the change and must submit a new license application including all required documentation that demonstrates the University meets the applicable statutory and licensure requirements of the Arizona State Board no later than 60 days after the date of the written notice. The application process requires the submission of substantial information and documentation, including with respect to our accreditation, corporate ownership, educational programs, financial responsibility, and other matters as may be deemed relevant to determining the University’s compliance with all licensing requirements, including, potentially, an inspection of the University’s place of business. The Arizona State Board’s approval requirements may be triggered by future offerings or transactions that constitute a change in ownership or control under their standards. If such a required Arizona State Board approval were delayed or the University’s application for reauthorization were denied approval, such consequences could have a material adverse effect on our business, financial condition and results of operation.

Moreover, pursuant to SARA policy, a change in ownership or control for a SARA participating institution is determined by the institution’s home state. Accordingly, if the Arizona State Board were to determine that a subsequent offering or transaction constitutes a change of ownership or control requiring its approval, the University would be placed on provisional status under such additional oversight measures as its home state considers necessary for purposes of ensuring SARA requirements are met regarding program quality, financial stability, and consumer protection during the pendency of the change of control. If the University were not successful in meeting requirements as set by the Arizona State Board, or in completing the change of control procedures and subsequent reauthorizations with the Arizona State Board and SARA, we could lose Arizona and SARA authorization and no longer be able to enroll distance education students unless and until the University is reauthorized in Arizona and subsequently SARA, or obtains individual authorizations in each state. This could have a significant impact on the University’s ability to compete in the distance education market, as well as on the University’s financial performance, and make it vulnerable to additional challenges in obtaining authorization in individual states.

California is not a member of the SARA compact, and the University is registered as an out-of-state institution with the California Bureau for Private Postsecondary Education to offer its distance education programs to California students. Unless California decides to join SARA as a member state, the University must continue to maintain its individual state authorization through registration as an out-of-state institution. If California’s regulations or statutes were to change, the University would need to comply with those changes to continue its separate authorization to offer distance education to California students. If the University was not able to meet California’s state authorization requirements to offer distance education in the future, such consequences could have a material adverse effect on our business, financial condition and results of operation. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If we fail to maintain our state authorization, we would lose our ability to participate in Title IV programs.”

The University maintains certain programmatic, specialized accreditation. Those specialized accreditors could determine that future offerings constitute a substantive change requiring their further review and approval, such processes would trigger additional accreditor and specialized state board or agency evaluation of our educational programs and of our compliance with the applicable standards and requirements of those agencies. If any such further required programmatic, specialized accreditor and specialized state board or agency processes were delayed, or if any programmatically accredited educational program or program approved by a specialized state board or agency were denied approval, such consequences could have a material adverse effect on our business, financial condition and results of operation.

Compliance Reviews and Other Regulatory Investigations

We are subject to ongoing and continuous oversight actions by the Department of Education and other regulatory agencies, including, but not limited to, those conducted by our institutional accreditor, the HLC, other agencies that accredit programs that we offer, our state authorizing agencies, the FTC, and state attorneys general.

Department of Education Program Reviews. In conducting oversight of the administration of the federal student aid program by Title IV-participating institutions, the Department of Education relies on compliance reviews, including program reviews conducted by Department of Education staff, mandatory annual compliance audits by independent audit firms, and audits and investigations conducted by the Department of Education’s Office of Inspector General. As discussed above in “—Regulation of Student Financial Aid Programs—Closed School Loan Discharge (CSLD),” commencing in June 2021, the Department conducted an off-site program review focused on possible liabilities for closed school loan discharges related to the University’s closing of various locations. As was previously detailed, the liability determination from that review remains subject to an ongoing appeal proceeding before the Secretary of the Department of Education.

United States Department of Veterans Affairs Risk-Based Surveys. As part of its oversight of veteran education benefit programs, the United States Department of Veterans Affairs conducts risk-based surveys of eligible institutions through the various state approving agencies. On May 21, 2025, the University received a Notice (the “Notice”) of Risk-Based Survey (the “RBS”) for its online facility code from the Arizona Department of Veterans’ Services (“AZDVS”). The Notice explained that after a review of publicly available data, the University was selected for the RBS based on “complaints” and “cautionary flag warning.” The RBS consists of a review by AZDVS of student files as well as financial information, graduation rates for veteran and non-veteran students, licensure pass rates and job placement rates (if applicable), marketing and advertising documents, and student complaints for the audit period May 2023-May 2025. Following the document review, a site visit was conducted on July 17, 2025. The auditors expressed no concerns with the University’s marketing, financials, files, or complaints. The University received the RBS final report on July 18, 2025. The report noted “no findings” and affirmed the University’s approval in accordance with 38 USC 3679(a)(1).

Federal Trade Commission Investigation. In July 2015, the University received a Civil Investigative Demand (the “Demand”) from the FTC relating to an investigation to determine if certain unnamed persons, partnerships, corporations, or others have engaged or were engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing, or sale of secondary or post-secondary educational products or services or educational accreditation products or services. The Demand required the production of documents and information regarding a broad spectrum of the business and practices of the University, including but not limited to marketing, recruiting, enrollment, financial aid, tuition and fees, academic programs, academic advising, student retention, billing and debt collection, complaints, accreditation, training, military recruitment, and other compliance matters for the time period from January 1, 2011.

The FTC ultimately narrowed its investigation to one advertising campaign that aired between approximately late 2012 and early 2014. In December 2019, we agreed to resolve this matter with the FTC. Under the terms of the resolution, we paid $50 million to the FTC and agreed to forgiveness of certain student debts owed to the University, which totaled approximately $150 million. Substantially all of these student debts had already been deemed uncollectible and had been written-off in prior fiscal years. As a result, the forgiveness of these student debts had no impact on our consolidated financial statements. We do not believe we have any future exposure to the FTC associated with this matter. However, as part of the settlement with the FTC, we agreed to ongoing obligations such as specific prohibitions against misrepresentations about subject matters that were a focus of the FTC’s investigation, as well as notification, recordkeeping and reporting requirements. Actual or perceived non-compliance with these ongoing obligations could prompt the FTC to seek fines and penalties via an enforcement action against the University.

In fiscal year 2023, we received follow-up inquiries from the FTC under the compliance monitoring provisions of the settlement order related to portions of the University’s advertising which stated that the University does not charge out-of-state tuition. We cooperated with this inquiry by producing the requested relevant documents and information. The University has not received any further related communications or requests for additional information from the FTC. However, it is believed that the FTC coordinated with the Department of Education in this inquiry, turning over to the Department of Education the documents and information provided by the University in response to the FTC’s inquiry. As a result, in September 2023, the University received a letter from the Investigations Group from Federal Student Aid, which is an office within the Department of Education, stating that it believed the University may have engaged in substantial misrepresentations to prospective students regarding the nature of its financial charges and/or its educational programs. The letter allowed the University to submit a response for the Department of Education’s consideration before any action would be taken, which we provided. The Department of Education subsequently informed the University that it is not taking any action associated with this matter. As such, though the University has not received a formal notice of closure from the FTC, this matter is presumed closed for all practical purposes.

Attorney General Investigations. In August 2015 and February 2016, the University received investigative subpoenas from the Office of the Attorney General of the State of California. The subpoenas required the production of documents and information regarding a broad spectrum of our business and practices relating to marketing, recruiting, compensation of enrollment representatives, complaints, financial aid, compliance, accreditation, other governmental investigations, private litigation and other matters, as well as additional information relating to marketing and services to members and former members of the U.S. military and California National Guard, for the time period of July 1, 2010 to the present. We cooperated with the California Attorney General in these investigative proceedings. During fiscal year 2024, the University reached a mutually agreeable resolution with the Office of the Attorney General of the State of California to resolve this matter for $4.5 million, $1.0 million of which was donated to military relief organizations. This agreement also contains various injunctive provisions related to the University’s recruiting activities on military installations, the vast majority of which were already part of the University’s policies and practices. The agreement also contains recordkeeping and reporting obligations that last approximately three years after the settlement date. It is possible that the Department of Education could use this settlement to pursue borrower defense to repayment-based group recovery for military and veteran students who enrolled during the timeframe related to the Attorney General’s inquiry, but the Department of Education has thus far taken no such action.

The State of Massachusetts Office of the Attorney General issued a Civil Investigative Demand (the “CID”) on July 6, 2020 related to the University’s students in Massachusetts, including communications, disclosures, catalogs and advertising that these students may have seen during three “snapshot” time periods: October 1, 2016 to March 31, 2017, March 1, 2018 to August 31, 2018, and September 1, 2019 to February 29, 2020. This CID also requested copies of any complaints about the University from Massachusetts-based students during the time period of July 1, 2016 to present. The University has cooperated with the Massachusetts Attorney General’s office, and completed its production of responsive documents and information in December 2020. The University has not received any findings, decisions or additional inquiries from the Attorney General’s office since that time. As such, though the University has not received a formal notice of closure, this matter is presumed closed for all practical purposes.

Additionally, with respect to the borrower defense to repayment regulations, under the 2023 Rule (which is currently stayed in litigation), actions by a state attorney general could become the basis for a group discharge of student loans and subsequent recoupment of funds from the institution.

Potential Effect of Regulatory Violations. If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend or terminate our participation in Title IV programs, delaying or denying a future application for Title IV recertification, imposing restrictions on our participation in Title IV programs, or referring the matter for civil or criminal prosecution. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenue and results of operations could be materially and adversely affected.

Intellectual Property

We have developed and own, or are licensed to use in connection with our business, intellectual property that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes, but is not limited to, rights in our curricula and other course materials, technology, proprietary information, processes and other assets. We rely on a combination of intellectual property rights, such as copyrights, trademarks, service marks, trade secrets (including know-how), patents and domain names, in addition to employee and third-party confidentiality agreements, intellectual property licenses and other contractual rights, to establish, maintain, protect and enforce our rights in our curricula and other course materials, technology, proprietary information, processes and other assets. We also rely on agreements under which we contract to own, or license rights to use, intellectual property developed by faculty members, content experts and other third parties.

Other Information

Our website is located at www.phoenixeducationpartners.com. The University’s website is located at www.phoenix.edu. We make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other SEC filings, and any amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Further, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risk Factor Summary

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks:

•
we operate in a highly regulated industry with extensive regulatory requirements, and the failure to comply with applicable regulations or regulatory requirements, standards or policies could subject us to significant monetary liabilities, fines and penalties, including loss of or limitations upon access to U.S. federal student loans, grants and military program benefits for our students, and otherwise have a material adverse impact on our business;
•
the impact that recent amendments to the Higher Education Act by Congress may have on our business, including the recent amendments that will limit or reduce the amount of federal student aid funding and that condition the future eligibility of educational programs for federal student aid funding upon compliance with new metrics focused upon the earnings of our former students;

•
risks associated with the impact that further legislative, political and regulatory changes could have on our business;
•
the impact that the loss of institutional accreditation, loss of, or failure to receive, certifications for participation in Title IV programs or limitations imposed by the Department of Education or state regulatory authorities could have on our business;
•
we derived 88.6% of our cash basis revenue from Title IV funds in our most recent fiscal year, and if the University becomes ineligible to participate in Title IV programs, including due to the “90/10 Rule,” or participation is materially limited, our business may not be sustainable;
•
if our 90/10 Rule percentage is projected to exceed or exceeds 90% for a given fiscal year, we may be required to take measures to reduce the percentage of revenue that we derive from Title IV program funds, including by taking actions that reduce our revenue, increase our operating expenses, and/or increase our tuition, in each case perhaps significantly, or by making operational or programmatic changes, which may materially and adversely impact our business and financial condition;
•
“Borrower Defense to Repayment” regulations and “closed school loan discharge” regulations may subject us to significant repayment liability for certain discharged federal student loans, including with respect to the approximately 48,000 borrower defense applications the University received from the Department of Education beginning in June 2020 and continuing until April 2024, as well as potential additional pending claims in the Department’s possession of which the University has not been formally notified, and require us to be provisionally certified or post a letter of credit or other security, or result in the limitation or termination of eligibility of the University to participate in Title IV programs;
•
any failure to comply with the Department of Education’s “gainful employment” metrics and financial transparency regulations could limit the programs we can offer students, the Title IV eligibility of the impacted programs and/or increase our cost of operations;
•
successfully competing against current and future competitors, including traditional public and private degree-granting institutionally accredited colleges and universities, other proprietary degree-granting institutionally accredited schools and other alternatives to higher education, each of whom may offer programs that are wholly online and geared towards the needs of working adults;
•
a decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could lead to lower enrollment, which could negatively impact our future growth and require us to maintain or increase market share in existing markets;
•
our ability to develop and maintain favorable awareness of the University among, and enroll and retain, students as well as structural changes in the marketing landscape;
•
our Tuition Price Guarantee program limits our ability to raise additional revenue from current students through tuition increases, and any changes to the Tuition Price Guarantee program could harm our reputation, enrollment numbers, retention rates and overall business and financial performance;
•
if we do not maintain existing, and develop additional, B2B relationships with employers, our business may be impaired; and
•
we cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

Risks Related to the Highly Regulated Industry in Which We Operate

If we fail to comply with the extensive regulatory requirements applicable to our business, we could face significant monetary liabilities, fines and penalties, including loss of or limitations upon access to U.S. federal student loans, grants and military program benefits for our students.

Our operations are subject to extensive U.S. federal and state regulation applicable to providers of post-secondary education. The principal federal regulatory regime was established under the Higher Education Act and the regulations promulgated under the Higher Education Act by the Department of Education. Among other matters, these regulations govern the participation by the University in federal student financial aid programs under Title IV of the

Higher Education Act (“Title IV”), which is the principal source of funding for students at the University. Most of our fiscal year 2025 consolidated net revenue was derived from the receipt of Title IV program funds disbursed to our students. We must also comply with statutes and regulations that govern the University’s administration of our students’ use of veterans’ education benefits or United States Department of Defense (the “Department of Defense” or “U.S. Department of Defense”) tuition assistance programs. See Item 1, “Business—Regulatory Environment.”

To participate in Title IV programs, a post-secondary institution must be authorized by the appropriate state post-secondary agency or agencies in each state in which the institution operates, be accredited by an accrediting commission recognized by the Department of Education, be certified by the Department of Education as an eligible institution and offer at least one eligible program of education. The operations and programs of an institution may also be regulated by other state education agencies and additional specialized accrediting commissions. As a result of these requirements, we are subject to extensive regulation by the Department of Education, the HLC, which is our institutional accreditor, the education agencies of the states in which we operate, and specialized accrediting commissions. The applicable regulatory requirements cover nearly all phases of our operations, including educational program offerings, branch campus and classroom locations, instructional and administrative staff relations, administrative procedures, marketing and recruiting, compensation structures for certain employees, financial operations, including minimum financial responsibility calculations, other requirements for the eligibility of educational programs for federal student aid, the substantiation of credit hours awarded to students for their coursework, the eligibility of individual students for federal student aid, the amount of federal loans, federal Pell grants and other federal student aid that may be awarded, requirements affecting the timing of disbursement of federal student aid, payment of refunds to students who withdraw within allowable timeframes and the return to the Department of Education of federal student aid for such students, maintenance of restricted cash, acquisitions or openings of new schools, student accessibility, commencement of new or cessation of existing educational programs and changes in our corporate structure and ownership.

The applicable statutes, regulations, standards and policies of the various regulatory agencies and accreditors frequently change and often are subject to interpretative uncertainty, particularly as they historically have been developed to govern the operations of traditional, academic term-based schools, which are prevalent in our industry, rather than on schools that follow a non-term academic delivery model, which is used by the University. Changes in, or new interpretations of, applicable statutes, regulations, standards or policies could have a material adverse effect on our ability to participate in and receive funds provided by federal student aid programs, as well as our accreditation, authorization to operate or grant degrees or other credentials in various states, the scope of our permissible activities, the costs of doing business and our ability to implement beneficial changes in our academic or business model. We cannot predict how the statutes, regulations, standards and policies administered by these agencies will be applied or interpreted in the future, or whether we will be able to comply with any future changes in these requirements.

If we violate or fail to satisfactorily comply with applicable statutes, regulations, standards or policies, we may be subject to any of the following sanctions, among others, imposed by any one or more of the relevant regulatory agencies or accreditors:

•
monetary fines or penalties;
•
limitations on, or termination of, our operations, including, but not limited to, our ability to offer new programs, change the length of our existing programs, increase enrollment levels, or grant degrees, diplomas and certificates;
•
restrictions on, or revocations of, our accreditations, licenses or other operating authority, including by the HLC or a programmatic accreditor;
•
limitations on, or suspensions or termination of, our eligibility to participate in Title IV programs, military benefit programs, veteran education benefit programs or state financial aid programs;
•
imposition by the Department of Education of heightened cash monitoring, which could cause delays in the disbursement of Title IV program funds, or transfer from the Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department of Education;
•
repayments of funds received under Title IV programs or state financial aid programs;
•
requirements to post a letter of credit with the Department of Education;
•
imposition of provisional certification by the Department of Education, which may include growth restrictions that prevent us from adding to or changing our locations and programs absent express approval from the Department of Education;
•
other civil or criminal penalties; and
•
other forms of censure.

Any of the sanctions described above could have a material adverse effect on our business, financial condition and results of operations. In particular, if we become ineligible to participate in Title IV programs, or our participation is materially limited, our sources of revenue will become significantly more restricted and our business may not be sustainable. In addition to the potential financial implications, we may not be able to conduct our operations and our program offerings may in turn be significantly reduced. Furthermore, if we are charged with legal or regulatory violations, our reputation could be damaged, which could have a negative impact on our stock price, our enrollment and the willingness of third parties to conduct business with us. We cannot predict with certainty how these regulatory or accrediting requirements will be applied, or whether we will be able to comply with the applicable requirements in the future.

If the Department of Education were to limit, suspend, or terminate our eligibility or certification to participate in the Title IV programs or if it were to choose not to renew our certification in the future, our students could lose their access to Title IV program funds, our participation in Title IV programs would be restricted or terminated, or we could be required to accept significant limitations as a condition of our continued participation in Title IV programs.

Department of Education certification to participate in Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from the Department of Education on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by the Department of Education if it undergoes a “change in control,” as defined by Department of Education regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Certification can be granted on a full or provisional basis and, in instances where the Department of Education is reviewing an application for renewal but does not complete the review by the stated date of expiration, may be continued on a month-to-month basis until the review is complete. Institutions that are provisionally certified are typically required to obtain prior Department of Education approval to add educational programs or make any other significant change. Further, for an institution that is certified on a provisional basis, the Department of Education may revoke the institution’s certification without advance notice or advance opportunity for the institution to challenge that action. For an institution that is certified on a month-to-month basis, the Department of Education may allow the institution’s certification to expire at the end of any month by denying recertification without advance notice, and without any formal procedure for review of such action.

In August 2025, the Department of Education renewed the University’s Title IV program participation agreement (“PPA”) and approved the recertification of the University’s continued participation in the Title IV programs through June 30, 2031. However, if the Department of Education were to initiate future proceedings to limit, suspend, or terminate the University’s eligibility or certification to participate in the Title IV programs, or if it were to choose not to renew our certification in the future, such actions could cause the participation by the University in the Title IV programs to be interrupted, limited, or terminated, and could cause our students to lose access to Title IV program funds.

In addition, new federal regulations relating to certification and imposing additional requirements in PPAs may pose challenges to the University and increase the risk of regulatory noncompliance and a finding by the Department of Education that the University has not or cannot fully satisfy all required eligibility and certification standards. The new regulations, which became effective July 1, 2024, expand the grounds for placing an institution on provisional certification and identify new potential conditions on provisionally certified institutions. The regulations further added new requirements to an institution’s PPA including, among other things, restrictions on student transcript withholding and a prohibition on institutional policies and procedures that induce students to limit their amount of federal student aid. For certification decisions to which the new regulations are applicable, the regulations also require that the PPA be signed by entities with direct or indirect ownership of the institution and the power to exercise control over the institution, and require such co-signatories to assume liability for financial losses to the federal government related to the institution’s administration of Title IV programs. The entities required to become co-signatories include, but are not limited to, (i) entities with at least 50% control over an institution through direct or indirect ownership, by voting rights or by its right to appoint board members to an institution or any other entity, whether by itself or in combination with other entities or natural persons with which it is affiliated or related, or pursuant to a proxy or voting or similar agreement; (ii) entities with the power to block significant actions of an institution; (iii) entities that are the 100% direct or indirect interest holder of an institution; and (iv) certain entities that are required to submit financial statements to the Department of Education in connection with an institution.

If the Department of Education finds that the University has not fully satisfied all required eligibility and certification standards, the Department of Education could take adverse actions against the University, up to and including termination of the University’s Title IV program participation. Similarly, the Department of Education could renew our certification in the future, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, require us to post a substantial letter of credit, or place other conditions or restrictions on us. Since we derived 88.6% of our cash basis revenue from Title IV funds in our most recent fiscal year, if the University becomes ineligible to participate in Title IV programs, or participation is materially limited, our sources of revenue will become significantly more restricted and our business may not be sustainable. We cannot predict the timing or outcome of the future recertification application process. See “—If any of the education regulatory agencies that regulate us delay their approval of, or do not approve, any transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.” We also cannot predict what terms and conditions may be imposed on the University as part of any recertification, or how such terms and conditions may affect the University’s ongoing participation in Title IV programs.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us.

In conducting oversight of the administration of the federal student aid program by Title IV-participating institutions, the Department of Education relies on compliance reviews, including program reviews conducted by Department of Education staff, mandatory annual compliance audits by independent audit firms, and audits and investigations conducted by the Department of Education’s Office of Inspector General. For example, we are currently subject to an unresolved off-site program review that began in June 2021 in which the Department of Education is asserting that the University owes liabilities for closed school loan discharges for three former students in the amount of approximately $44,000, which determination is presently on appeal. See “—Closed School Loan Discharge” regulations may subject us to significant repayment liability for certain student loans pursuant to Title IV programs and require us to be provisionally certified or to post a letter of credit or other security, or may result in the limitation or termination of eligibility of the University to participate in Title IV programs.” We have experienced in the past, and are likely to experience in the future, additional program reviews or audits in addition to the annual compliance audit process.

We are also subject to ongoing oversight actions by other regulatory agencies, including, but not limited to, those conducted by our institutional accreditor, the HLC, other agencies that accredit programs that we offer, our state authorizing agencies, the Federal Trade Commission (the “FTC”), the Department of Defense, the United States Department of Veterans Affairs (the “U.S. Department of Veterans Affairs” or “Department of Veterans Affairs”), the state approving agencies that approve programs for military program benefits, and state attorneys general. For example, as a result of past resolutions of certain government investigations, we are subject to ongoing obligations and prohibitions against misrepresentations in certain advertising practices that were a focus of an FTC investigation, and rules of engagement for University-related activities on military installations that were a focus of a state attorney general investigation (each as further described in Item 1, “Business—Regulatory Environment”), as well as other notification, recordkeeping and reporting requirements. Actual or perceived non-compliance with these ongoing or other obligations could prompt the FTC or a state attorney general to seek fines and penalties via an enforcement action against the University. The imposition of any such fines or penalties could have a material adverse effect on our business and operations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Federal Trade Commission Investigation” and “—Attorney General Investigations.”

In some circumstances of non-compliance or alleged non-compliance, we may be subject to qui tam lawsuits under the Federal False Claims Act or various, similar state false claim statutes. In these actions, private plaintiffs seek to enforce remedies under the Federal False Claims Act on behalf of the federal government and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the federal government in the lawsuit. These lawsuits can be prosecuted by a private plaintiff, even if the Departments of Education and Justice do not agree with plaintiff’s theory of liability. We have been subject to, and settled, qui tam lawsuits in the past and while we cannot predict the size or frequency of similar claims that we may face in the future, any resulting liability may be material. The broad-based scrutiny and related investigations by state and federal regulators can also lead to follow-on consumer class actions filed by private attorneys on behalf of current and former students. Such actions often adopt the same theories of liability pursued by the regulators and seek additional relief under the premise that the student consumers were not made whole by the regulator’s settlement. In addition, investigations by and settlements with state and federal regulators can also lead to securities-related class actions that take a similar approach of adopting the regulators’ allegations and/or findings and seeking relief based on alleged losses to shareholders.

Claims and lawsuits brought against us, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect the market price of our stock, adversely affect our student enrollments, and discourage third parties from doing business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could materially harm our business.

“Borrower Defense to Repayment” regulations may subject us to significant repayment liability for certain discharged federal student loans and require us to be provisionally certified or post a letter of credit or other security, or result in the limitation or termination of the University’s eligibility to participate in Title IV programs.

Under the Higher Education Act, the Department of Education’s regulations specify acts or omissions of a school that a student loan borrower may assert as a defense to repayment (“BDR” or “BDR claim”) of a federal student loan and thereby seek to obtain a discharge and refund of such loan. Under the rules governing BDR claims, the Department of Education has indicated that it believes it may also assert such a claim on behalf of a student borrower. Additionally, the Department of Education may initiate a recoupment proceeding against a school to collect loan amounts that are discharged or refunded as the result of a BDR claim. These rules have been significantly revised three times in recent years. Currently, a complex framework of rules applies different loan relief and recoupment standards and procedures based upon the date that the loan in question was first disbursed. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment” for further discussion of the 1995, 2017, 2020, and (enjoined) 2023 BDR rules (each, a “BDR Rule” and collectively, the “BDR Rules”) and relevant litigation, legal challenges, and recent amendments to the Higher Education Act regarding the BDR regulatory framework.

Beginning in June 2020 and continuing until April 2024, the University received approximately 48,000 borrower defense applications from the Department of Education as part of the fact-finding process by which the Department of Education notifies institutions regarding BDR claims received from student borrowers and provides institutions an opportunity to respond. The University provided substantive, timely responses related to each such application and other requested evidence to the Department of Education. While the University believes it has both factual and procedural defenses to the claims made in the applications regardless of which BDR Rules apply, we cannot predict how the Department of Education will evaluate the evidence and adjudicate each claim. Additionally, approximately one-third of the applications received by the University were dated on or before June 22, 2022, which would subject the underlying loans associated with those BDR claims to automatic discharge under the terms of the settlement in the Sweet class-action lawsuit and potentially prevent such claims from serving as the basis of a recoupment action by the Department of Education against us. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment.” Nearly all of the remaining applications received by the University were dated between June 23, 2022 and November 15, 2022. The Sweet settlement provided that BDR claims filed between June 22, 2022 and November 15, 2022 would be adjudicated no later than January 28, 2026, or would be automatically discharged. The federal courts overseeing the Sweet settlement have referenced the Department of Education’s assurances that it will not rely on automatic discharges under the Sweet settlement as the basis upon which to recoup such discharged loans from institutions. Accordingly, any such automatic discharges would be potentially unable to serve as the basis of a recoupment action by the Department of Education against us.

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million federal student loans from borrowers who made claims regarding the University’s “Let’s Get to Work” ad campaign, which ran from 2012 to 2014. The Department of Education announced it had determined that the University substantially misrepresented its relationships with outside companies in the ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for the amounts of the discharged loans, but the Department of Education has not yet commenced any such action. While the BDR claims that were discharged appear to have also been subject to automatic discharge under the terms of the Sweet settlement, and the settlement itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, the Department of Education may still attempt to seek recoupment of such discharged payments in the future, and we cannot predict the timing or scale of such recoupment efforts if pursued. Furthermore, based on preliminary information available to the University, we believe there are a substantial number of additional pending BDR claims with respect to the University that have not yet been provided to the University by the Department of Education and of which the University has not been formally notified. If such claims are adjudicated and the Department of Education seeks recoupment from the University, such recoupment could have a material adverse impact on our business.

Additionally, the BDR Rules require the University to dedicate significant resources to navigating as many as four different versions of regulatory standards and processes. The University also maintains reporting procedures to comply with the financial responsibility provisions related to BDR, under which the Department of Education may require the University to post a letter of credit or other financial protection in the event of certain triggering events. See Item 1, “Business—Regulatory Environment—Borrower Defense to Repayment” and “Regulation of Student Financial Aid Programs—Standards of Financial Responsibility.”

The current BDR Rules and regulations could result in significant risks for our business and the application of the various BDR standards may be unclear or subject to interpretation in a manner that is adverse to us and unpredictable. If a significant amount of BDR claims are adjudicated by the Department of Education and the Department of Education seeks significant recoupment from the University for such claims, such recoupment could have a material adverse impact on our business. Furthermore, the potentially significant discretion vested in the Department of Education to administer the regulations, including whether to seek recoupment of discharged loan amounts or require letters of credit from institutions, and the subjective judgments regarding the triggers for debt relief may result in unexpected outcomes that materially and adversely affect our business and liquidity. In addition, the manner in which we respond to state or federal and certain private lawsuits may be materially impacted as a result of the possible significant consequences of an adverse judgment or finding in such matters on the subsequent adjudication of BDR claims.

Individual BDR applications are submitted by student loan borrowers to the Department of Education, rather than to institutions directly, and the Department of Education has asserted that the BDR Rules provide for group claims without an underlying individual BDR application from a borrower in certain circumstances. It is unclear how many individual or group BDR claims have been approved or denied by the Department of Education, or how many individual or group BDR claims will be asserted, approved or denied in the future. It is further unknown whether and to what extent the Department of Education may seek to recoup the amount of discharged or refunded loans or impose such liability against the University, whether our legal and factual defenses with respect to such BDR claims and recoupment proceedings or imposition of liability would succeed, or even which procedures will ultimately govern the BDR resolution process. Additionally, the University could receive negative coverage in the media regarding BDR claims that could impede the recruitment of students. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment.” While we cannot predict the outcome of any current, pending or potential future claims, they could have a material adverse effect on our business, financial performance and operations.

“Closed School Loan Discharge” regulations may subject us to significant repayment liability for certain student loans pursuant to Title IV programs and require us to be provisionally certified or to post a letter of credit or other security, or may result in the limitation or termination of the University’s eligibility to participate in Title IV programs.

The Higher Education Act and related Department of Education regulations provide that upon the closure of an institution participating in Title IV programs, including any campus location thereof, certain students who had attended that institution or location may be eligible to obtain a “closed school loan discharge” of their federal student loans if they withdraw from the closed school within a prescribed timeframe and do not complete their educational programs through transfer or teach-out with another postsecondary institution. If a loan is discharged on these grounds, then the Department of Education may seek recoupment of the discharged amount from the responsible institution. In December 2024, following a program review and related administrative proceeding, the University was found liable for recoupment for closed school loan discharges for three student borrowers in the amount of approximately $44,000. The University has appealed this decision to the Secretary of the Department of Education, and the ultimate outcome of the proceedings is uncertain. Although this liability is de minimis, the outcome of the proceeding, along with the evolving regulations governing closed school loan discharges, could have potential implications with respect to student borrowers who attended any of the substantial number of physical campuses and learning centers that the University has closed in recent years. These closures were made in connection with its Campus Footprint Initiative, where the University worked closely with its regulatory oversight bodies and students to adhere to the University’s commitment to ensure that every impacted student would have the opportunity to complete their education program at their location or attend online at their choice. See Item 1, “Business—Regulatory Environment—Defense to Repayment,” “—Regulation of Student Financial Aid Programs—Closed School Loan Discharge” and “Regulation of Student Financial Aid Programs—Branching and Classroom Locations.” The University is not aware of any other closed school loan discharges that have been approved by the Department of Education in regard to the University’s closed locations. If, in the future, other discharges are approved and the number of such discharges is substantial, the impact on the terms of the University’s participation in Title IV programs or on the University’s financial condition could be material and adverse.

Recent action by Congress that revised the laws governing federal student financial aid programs, including changes to the level of federal student aid funding available to higher education students and to the requirements educational programs must meet to qualify for such funding, could reduce our enrollment and revenue, and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The most recent reauthorization of the Higher Education Act expired September 30, 2013, but Title IV student financial aid programs remain authorized and functioning. However, as part of the annual federal budget reconciliation process, on July 4, 2025, amendments to the Higher Education Act revising certain federal student aid program provisions were signed into law by President Trump as part of the OBBB. The recent amendments, which generally take effect in July 2026, include provisions that will limit or reduce the amount of federal student aid funding that may be available to some higher education students and that impose new accountability standards on institutions. For example, the recent amendments may reduce the amount of federal student loan funding available to graduate students and to the parents of student borrowers, except during a limited timeframe for current borrowers. The recent amendments also create new accountability standards conditioning the Federal Direct Loan Program eligibility of educational programs upon compliance with benchmarks that compare former students’ median earnings after completion to the median earnings of working adults with lesser credentials. Individual programs (other than undergraduate certificate programs) will lose federal direct loan eligibility if, in two out of three consecutive years, the median earnings (as determined by the Department of Education) of the program’s student cohort who received Title IV funds and graduated four years prior falls below the median earnings of working adults aged 25 to 34 who are not enrolled in an institution of higher education and who have only a high school diploma (for undergraduate degree programs) or only a bachelor’s degree (for graduate and professional programs). See Item 1, “Business—Financial Aid Programs.” We are continuing to evaluate this complex new earnings accountability requirement, and it is anticipated that the Department of Education will publish further implementing regulations. The Department of Education published a notice on July 25, 2025 of its intention to establish two negotiated rulemaking committees to prepare regulations that will implement the recent amendments to the Higher Education Act under the OBBB. The first committee, RISE, reached consensus in early November 2025 on the entire package of student loan-related changes. The Department has indicated their intention to publish proposed regulations on these federal student loan-related changes in early 2026. The second committee, AHEAD, is scheduled to hold sessions in December 2025 and January 2026, and is expected to consider changes to institutional and programmatic accountability, the Pell Grant

Program, and other changes to the Title IV programs. The Department of Education may also initiate additional rulemaking proceedings. Accordingly, the impact of the recent amendments to the Higher Education Act and of ongoing, pending, and future regulatory and policy changes resulting from those amendments, including with respect to the new accountability requirement conditioning the federal direct loan eligibility of our programs, cannot be predicted, and could have a material adverse effect on our business, financial condition and results of operations.

Further action by Congress to revise the laws governing federal student financial aid programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and revenue, and increase our costs of operation.

Congress continues to engage in discussion and activity regarding reauthorizing the Higher Education Act, but political and policy differences have prevented legislative progress, creating the potential for additional future amendments to the Higher Education Act in the interim, and making timing unpredictable and the terms of any eventual full reauthorization difficult to forecast. Because the significant majority of our revenue is derived from Title IV programs, any legislative changes to Title IV programs, whether in connection with a reauthorization of the Higher Education Act or in other amendments, including any changes that affect the level of funding or the eligibility of the University or its students to participate in Title IV programs or that require us to modify our practices in ways that could increase our administrative or operating costs, could have a material adverse effect on our enrollment, business, results of operations and financial condition.

Shifts in higher education policy at the federal and state levels could have a material adverse effect on our business or render our current business impractical or unsustainable.

Shifts in higher education policy at the federal or state levels occur from time to time. Among other things, policy changes can increase the risk of new legislation, and of changes in and new interpretations of, and more aggressive enforcement of, existing statutes, regulations, standards or policies. They may also lead to the imposition of new terms and conditions of participation that could limit, perhaps materially, the eligibility of proprietary schools, such as the University, to participate in Title IV student financial aid programs, as well as other aid programs that benefit our students. While some proposals that have been made in the past require congressional action, others could be taken via executive action. In addition, state governors, legislatures and attorneys general could negatively influence public policy initiatives, privacy and tax policy developments, investigative demands and regulatory efforts against proprietary higher education institutions. The passage of legislation, or executive or regulatory actions on higher education, at both the federal and state level, could have a material adverse effect on our business, financial condition and results of operation, or render our business impractical or unsustainable.

If we do not meet specific financial responsibility standards established by the Department of Education, we may be required to post a letter of credit or accept other limitations in order to continue participating in Title IV programs, or we could lose our eligibility to participate in Title IV programs.

To participate in Title IV programs, the Department of Education regulations specify that an eligible institution of higher education must satisfy specific measures of financial responsibility prescribed by the Department of Education or post a letter of credit in favor of the Department of Education and accept other conditions on its participation in Title IV programs. These financial responsibility tests are applied on an annual basis based on each institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include being transferred from the advance payment method of receiving Title IV funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. Pursuant to Title IV program regulations, each eligible institution must satisfy a measure of financial responsibility based on a weighted average of annual ratios that assess the financial condition of the institution, with a resulting composite score between a negative 1.0 and a positive 3.0. An institution’s composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. The Company’s composite scores for fiscal years 2025 and 2024 were 2.6 and 2.8, respectively. The financial responsibility requirements also include standards pertaining to the University’s audit reports, its timely return of Title IV program funds in respect of withdrawn students, and other criteria, including the content of its reports on compliance and internal controls and its standing with regulators and accreditors. See Item 1,

“Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Standards of Financial Responsibility.”

In addition to the above, new Department of Education financial responsibility regulations that took effect on July 1, 2024 revised the timing for submission of audit reports and identified events that constitute a failure of an institution to demonstrate its ability to meet its financial obligations, including certain mandatory triggering events upon which an institution is deemed automatically to lack financial responsibility. Mandatory triggering events include certain final monetary judgments or settlements in legal proceedings, certain borrower defense recoupment proceedings initiated by the Department of Education, receiving at least 50% of Title IV program funds in the prior year from programs that are failing the Department of Education’s new gainful employment metrics, certain actions by the SEC, certain creditor events, and failing to comply with certain other metrics related to the 90/10 Rule (as defined below) and an institution’s cohort default rates. Thus, for example, if the University were to fail to meet the requirements of the 90/10 Rule for any fiscal year, that failure would be a mandatory trigger that would constitute an automatic failure of financial responsibility. The University’s 90/10 Rule percentage was 88.6% for fiscal year 2025, and there is no assurance that we will continue to comply with the 90/10 Rule in the future. See “—The University may lose eligibility to participate in Title IV programs if the percentage of our revenue derived from federal funding sources is too high.” The regulations also identified new discretionary triggering events, upon which the Department of Education may determine that the institution lacks financial responsibility, including, among other things, the occurrence of: specified defaults, delinquencies, creditor events, and judgments; significant fluctuations in volume of Title IV program funds from year to year; high annual dropout rates; the formation of a group process by the Department of Education with respect to recoupment of pending BDR claims; for an institution owned at least 50% by a publicly traded entity, a disclosure by the entity in a public filing that it is under investigation for possible violations of state, federal or foreign law; certain other state, federal, and accreditation regulatory actions; or any other event or condition that the Department of Education determines is likely to have a “significant adverse effect” on the financial condition of the institution. Thus, for example, if the Department of Education were to decide to pursue recoupment against us with respect to our pending BDR claims via a group process, it could then use that decision as the basis for also declaring a discretionary triggering event and a determination that we lack financial responsibility. See “—‘Borrower Defense to Repayment’ regulations may subject us to significant repayment liability for certain discharged federal student loans and require us to be provisionally certified or post a letter of credit or other security, or result in the limitation or termination of eligibility of the University to participate in Title IV programs.” An institution that suffers a triggering event and is thus determined by the Department of Education or otherwise deemed automatically to lack financial responsibility must (i) provide a letter of credit or other form of acceptable financial protection to the Department of Education and (ii) accept other conditions on its Title IV eligibility. Under these regulations, the Department of Education requires an institution to provide financial protection, including a letter of credit, if applicable, in an amount of not less than 10% of the institution’s total Title IV funding in the prior year for each individual triggering event, such that multiple triggering events could subject an institution to substantial cumulative financial protection obligations.

If, in the future, we fail to satisfy the Department of Education’s financial responsibility standards, including due to the existence of mandatory or discretionary triggering events, we could be limited in our access to or lose Title IV program funding, be required to post a letter of credit in favor of the Department of Education, and/or accept provisional certification or other operating restrictions on our participation in Title IV programs, any of which could have a material adverse effect on enrollments and our financial condition, cash flows and results of operations. Additionally, the University’s ability to offer distance education programs could be impacted if our composite score falls below 1.5, as that would affect our ability to participate in the national State Authorization Reciprocity Agreement (“SARA”). See “—If we fail to maintain any of our state authorizations, we will lose our ability to operate in that state and to participate in Title IV programs.”

If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept other limitations in order to continue participating in Title IV programs, or lose our eligibility to participate in Title IV programs.

Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria impose requirements that, among other things, an institution administer Title IV programs in accordance with all applicable federal student financial aid requirements, with adequate checks and balances in its system of internal controls over financial reporting, and with capable and sufficient personnel. See the risks to the University described under the heading “

—If our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, Department of Veterans Affairs veterans education benefit programs, or have participation in these programs conditioned or limited, or face claims from third parties.” The criteria further include, among other requirements, that the institution maintain certain records and reporting, reasonable standards for measuring satisfactory academic progress, and systems for resolving certain financial aid discrepancies. Recent amendments by the Department of Education to the administrative capability regulations, which became effective July 1, 2024, impose additional requirements, including revised and new criteria regarding an institution’s validation of high school diplomas, financial aid counseling, career services, provision of clinical or externship opportunities, disbursement of Title IV funds, offering of gainful employment programs, substantial misrepresentations, and aggressive and deceptive recruitment tactics or conduct. The recent amendments also provide the Department of Education with increased and explicit authority to make an adverse administrative capability finding based on a broader set of issues than it has used historically. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Administrative Capability.” If we fail to satisfy any of these criteria, the Department of Education may determine that we lack administrative capability and, therefore, subject us to fines, sanctions, and additional scrutiny, including the limitation, denial, or termination of eligibility for Title IV programs, which could significantly reduce enrollments and revenue, and materially and adversely affect our business and financial condition.

The University may lose eligibility to participate in Title IV programs if the percentage of our revenue derived from federal funding sources is too high.

The University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if, for any two consecutive fiscal years, it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs or other qualifying federal funding sources, including tuition assistance programs offered by the U.S. Department of Defense (military tuition assistance) and U.S. Department of Veterans Affairs (veterans education benefits). If an institution is determined to be ineligible, any disbursements of Title IV program funds made after the end of the institution’s second fiscal year in the measuring period must be repaid to the Department of Education. An institution that derives more than 90% of its cash basis revenue from Title IV programs or other qualifying federal funding sources for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions or requirements determined to be appropriate under the circumstances by the Department of Education. The institution would also be required to provide notice to existing students about the potential loss of Title IV funding. While the Department of Education has broad discretion to impose additional sanctions or requirements on such an institution, there is only limited precedent available to predict what those sanctions might be. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—90/10 Rule.”

The University’s 90/10 Rule percentages were 88.6% and 88.3% for fiscal years 2025 and 2024, respectively. The University has no direct control over the amount of Title IV student loans and grants sought and other federal funds for which its students are determined to be eligible.

If the University’s 90/10 Rule percentage is projected to exceed or exceeds 90% for a given fiscal year, we may be required to take measures to reduce the percentage of revenue that we derive from Title IV program funds or other qualifying federal funds we receive. Such measures could involve actions that reduce our revenue, increase our operating expenses, and/or increase our tuition in order to capture more revenue from sources other than Title IV programs and other qualifying federal funds (thus rendering us less competitive), in each case perhaps significantly. In addition, we may be required to make operational or programmatic changes in the future in order to remain in compliance with the 90/10 Rule, and such changes may materially and adversely impact our business and financial condition. Furthermore, these required changes could make it more difficult to comply with other important regulatory requirements, including the financial responsibility rules described above.

Finally, some state legislatures have in the past proposed legislation that would prohibit institutions from enrolling residents based on even more restrictive funding thresholds than the current federal 90/10 Rule, failure to comply with which could lead to monetary fines, penalties, limitations on offering programs, and/or ultimate loss of operating or degree granting authority in the various states where the University maintains physical operations or, potentially, where its distance education students reside, particularly to the extent that the SARA requirements would be amended to allow such individual state requirements. We expect that states with legislatures, governors or attorneys general that have a particular focus on the higher education industry will continue to pose significant risks in this area.

Any failure to comply with the Department of Education’s “gainful employment” metrics and financial transparency regulations could limit the programs we can offer students, the Title IV eligibility of the impacted programs and/or increase our cost of operations.

Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” An initial attempt by the Department of Education in 2010 to promulgate, for the first time, regulations that would have applied program-specific, student outcome-based eligibility criteria to determine whether individual educational programs offered by proprietary schools led to “gainful employment” were judicially rejected prior to implementation. Subsequently revised regulations were implemented by the Department of Education in 2014 but later repealed in 2020. In October 2023, the Department of Education released new financial value transparency and gainful employment regulations, which became effective July 1, 2024, that established two independent “gainful employment” metrics. To maintain Title IV eligibility, an institution must comply with both metrics, along with a related financial value transparency regulation (as described below). The two gainful employment metrics are (i) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, and (ii) an earnings premium test that measures whether the typical graduate from a program who received federal financial aid earns more than a typical high school graduate in the same state (or, in some cases, nationally) and within a certain age range in the labor force. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Gainful Employment and Financial Value Transparency.” Any program that fails either or both metrics in a single year would be required to disclose such failure to students, and any program that fails the same metric in any two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for a minimum of three years. Nearly all programs at the University would be subject to evaluation under these “gainful employment” regulations. The Department of Education has not released gainful employment metrics and it is unknown when metrics will be released. At this time, it is difficult to predict which of our programs may not satisfy the gainful employment metrics.

The Department of Education’s financial value transparency rule requires all colleges to provide certain student and financial information about their programs to the Department of Education. That information, including student debt burdens and program costs, will be published on a Department of Education consumer-facing website to help students make informed enrollment decisions. Beginning in 2026, a student interested in a program deemed to leave students with high debt burdens will need to acknowledge having seen that information before they can enroll.

Our ability to satisfy the gainful employment metrics for certain of our programs will be subject to some extent on factors outside of our control, including, but not limited to, general economic conditions affecting our graduates, changes in labor markets, increases in student borrowing levels, increases in interest rates, changes in the federal poverty income levels, and changes in the percentage of our former students who are current in repayment of their student loans. Additionally, certain programs we offer that typically lead to lower-paying, service-oriented professions may be unable to satisfy the gainful employment metrics and have to be discontinued in order for the University to maintain Title IV eligibility. Additionally, future enrollments could also be impacted if students were required by the transparency rule to acknowledge that the program they are interested in has been known to leave students with high debt burdens. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner so that the impacted program did not lose Title IV eligibility, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect our reputation. Each of these impacts could have a material adverse effect on our business, financial condition and results of operations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Gainful Employment and Financial Value Transparency.” In addition, it is uncertain whether or how the Department of Education will modify the current gainful employment and financial value transparency rules as a result of the recent amendments to the Higher Education Act introducing the new program eligibility requirements based on student earning outcomes, or for other purposes. See “—Recent action by Congress that revised the laws governing federal student financial aid programs, including changes to the level of federal student aid funding available to our students and to the requirements educational programs must meet to qualify for such funding, could reduce our enrollment and revenue, and increase our costs of operation.”

If we fail to maintain our institutional accreditation, or our institutional accrediting body loses recognition by the Department of Education, we will lose our ability to participate in Title IV programs.

An institution must be accredited by an accrediting commission recognized by the Department of Education in order to participate in Title IV programs. See Item 1, “Business—Regulatory Environment” and “Business—Regulatory Environment—Accreditation.” The University is institutionally accredited by the HLC, which satisfies this requirement. In January 2023, the HLC reaffirmed the accreditation of the University for a 10-year period ending in 2032-33. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. If we fail to satisfy any of the HLC’s standards, we would be subject to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny any application for a new grant of accreditation, an action to suspend our accreditation or a program’s approval, or other negative actions. Future inquiries or actions by state or federal agencies could negatively impact our accreditation status. If our institutions or programs are subject to accreditation actions or are placed on probationary or other negative accreditation status, we may experience adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following period reviews or any final loss of accreditation by the HLC would cause us to lose our eligibility to participate in Title IV programs, cause a significant decline in our total student enrollments and have a material adverse effect on our business, financial condition and results of operations.

In addition, if the Department of Education ceased to recognize the HLC for any reason, the University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless the HLC was again recognized by, or the University was accredited by another accrediting body recognized by, the Department of Education. If the HLC ceased to be recognized by the Department of Education and the University failed to timely obtain replacement institutional accreditation within the required timeframe, the University would cease to be eligible to participate in Title IV programs and our business would no longer be sustainable in its current form.

If we fail to satisfy the various accreditation standards of our programmatic accreditors, or fail to satisfy state licensure and certification requirements applicable to our professional licensing programs, we could face restrictions on, or the loss of accreditation for or the ability to offer, certain programs.

The University offers various professional licensing programs in nursing, education, counseling, and social work that are accredited by specialized accrediting agencies. See Item 1, “Business—Accreditation and Jurisdictional Authorizations.” The University is subject to the oversight of these programmatic accreditors and must satisfactorily prove its programs, or any new programs that it seeks to offer, meet the standards of accreditation for that profession. Moreover, the University is required to participate in ongoing accreditation reviews and be responsive to any accreditation standards concerns. Additionally, and in accordance with state and federal requirements, the University’s professional licensing programs must meet all specific state requirements for licensure and certification in any state where the program is offered so that graduates of these programs may pursue licensure and certification in their state. The University must maintain and continually monitor the licensing and certification requirements in every state where it offers its professional licensing programs and must meet student notification requirements in the event a student moves to a different jurisdiction or if a program fails to meet the licensing requirements in any given state. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or the state approval for the affected programs, which could prevent our students from seeking and obtaining licensure or employment, result in materially reduced student enrollments in those programs and have a material adverse effect on our business, financial condition and results of operations. See “—If any of the education regulatory agencies that regulate us delay their approval of, or do not approve, any transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.” See also “—Failure of the University to resolve examination pass rate concerns with the Commission on Collegiate Nursing Education could result in potential action by the accreditor to limit or remove accreditation from all of the University’s Master of Science in Nursing programs.” In addition, if the University seeks initial accreditation of a new program, and that accreditation is denied, the University would be required to report the denial to the HLC and potentially other regulators which could have regulatory consequences to the University, result in reputational damage and materially impact the University’s enrollment and financial results.

Failure of the University to resolve examination pass rate concerns with the Commission on Collegiate Nursing Education could result in potential action by the accreditor to limit or remove accreditation from all of the University’s Master of Science in Nursing programs.

The University’s Master of Science in Nursing / Family Nurse Practitioner (“MSN/FNP”) program, which represented less than 1.0% of the University’s fiscal year 2025 revenue, is accredited by the Commission on Collegiate Nursing Education (“CCNE”). The CCNE requires, among other things, that programs leading to additional certification (such as the MSN/FNP program) demonstrate pass rates on applicable certification exams of at least 80%. From 2021 to 2023, the pass rates for the University’s MSN/FNP program decreased from 78% to 65%. The University has been continuously working closely with the CCNE and has undertaken a detailed and significant action plan with respect to curriculum revisions and other actions designed to improve the pass rates. These actions resulted in an increase for the calendar year 2024 pass rate to 78%. At its meeting in September 2025, the CCNE granted reaccreditation to the University’s Master of Science in Nursing program for 10 years, until September 2035. Although the CCNE determined that the program substantially complied with all accreditation standards, .it determined that the certification pass rate remained a concern. The University is required to file a compliance report to the CCNE by December 1, 2026 demonstrating compliance with the pass rate requirement of 80%.

While a withdrawal of accreditation may not have an immediate material impact on our revenue, it could be harmful to our reputation and lead to claims from former students or other materially adverse consequences.

If we fail to maintain our state authorization, we would lose our ability to participate in Title IV programs.

To operate and offer postsecondary programs, and to be certified to participate in Title IV programs, we must be authorized to operate by the appropriate post-secondary regulatory authority in each state where we have a physical presence. We are domiciled in the state of Arizona and are authorized to operate there by the Arizona State Board. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. If we fail to satisfy any of these standards, we could lose our state authorization, which would also cause us to lose our eligibility to participate in Title IV programs and have a material adverse effect on our business, financial condition and results of operation.

In addition, substantially all of the University’s enrolled students attend our programs online and, in order to participate in the Title IV programs, the University must be authorized to offer its distance education programs in any jurisdiction where it enrolls students in its online programs. The University holds this authorization as an approved participating institution of its home state (Arizona) in SARA. All states except California are members of the SARA compact. As a participating member of SARA, the University is authorized to offer its approved distance education programs to residents of other member states under the structure and oversight of SARA. SARA is recognized by the Department of Education as a method of state authorization for distance education programs. The University is also registered as an out-of-state institution with the California Bureau for Private Postsecondary Education to offer its distance education programs to California students. Whether through direct authorization from states, or through participation in the SARA compact, the University is authorized to offer its approved educational programs at its physical locations and online and must continue to maintain such authorization to effectively operate its business.

In addition, Arizona rules state that the Arizona State Board must approve certain changes of ownership or control, including but not limited to a transfer of 50% or more of a privately held institution’s voting stock or assets or a change from one business form to another. An institution that undergoes a change in ownership or control must provide written notice to the Arizona State Board within seven days of the effective date of the change and submit a new license application to the Arizona State Board no later than 60 days after the date of written notice. The Arizona State Board’s approval requirements may be triggered by future offerings or transactions that constitute a change in ownership or control under their standards. If such a required Arizona State Board approval process were delayed or the University’s application for reauthorization were denied approval, such consequences could have a material adverse effect on our business, financial condition and results of operation. See “—If any of the education regulatory agencies that regulate us delay their approval of, or do not approve, any transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.”

If the University fails to maintain authorized status in its home state, or otherwise fails to comply with the requirements to participate in SARA or state regulatory requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure in Arizona or authorization to provide distance education in such non-SARA state, which could have a material adverse effect on the University. Moreover, pursuant to SARA policy, a change in ownership or control for a SARA participating institution is determined by the institution’s home state. Accordingly, if the Arizona State Board were to determine that a subsequent offering or transaction constitutes a change of ownership or control, the University would be required to complete a reauthorization for approval in Arizona as well as a reauthorization under SARA. During the pendency of any such change of control process with Arizona, the University would be placed on provisional status with SARA and would be required to meet any conditions or requirements deemed appropriate by Arizona. See “—If any of the education regulatory agencies that regulate us delay their approval of, or do not approve, any transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.” Participation in SARA requires that we comply with the Department of Education’s financial responsibility rules, among numerous other requirements. Furthermore, the Department of Education has recently proposed regulations that would allow individual states to impose their own new and diverse requirements (in conjunction with the ongoing application of SARA policies) on institutions offering programs in such individual states. See Item 1, “Business—Regulatory Environment—State Regulation.” While these regulations have not been adopted to date, if the Department of Education regulations that recognize reciprocity agreements for state authorization purposes were modified in such a fashion, that departure from reciprocity with the institutions’ home states would adversely affect the University and would reduce or eliminate the regulatory and operational efficiency that the University enjoys in operating under SARA. Furthermore, we cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s policies may be modified, interpreted, and enforced, our ability to comply with SARA’s requirements and retain eligibility, or the impact that failure to meet the SARA requirements may have on our business.

If our graduates are unable to obtain professional licenses or certifications required for employment in their chosen fields of study, our reputation may suffer and we may face declining enrollments and revenue or be subject to student litigation.

Certain of our students require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields. Their success in obtaining such licensure depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the relevant government or by the relevant state regulatory authorities, whether the program from which the student graduated meets all professional licensure educational requirements and whether the program is accredited in accordance with state requirements. If one or more state professional licensing authorities refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition and results of operations.

For example, the University recently learned that a Mississippi student in its Bachelor of Science in Education/Early Childhood Education (BSED/ECH) program was denied teacher licensure in Mississippi. The University’s teacher licensure students complete an Arizona program that makes them eligible for a Mississippi teacher license via reciprocity. Graduates of this program must first obtain an Arizona teacher license prior to applying for licensure in Mississippi. The subject student received an Arizona license but upon application to Mississippi for licensure, was denied because of a deficiency related to a specific course. This licensure denial appears to be a change in interpretation by the Mississippi Department of Education of the Mississippi licensure requirements, as previous graduates of the BSED/ECH program have received Mississippi teacher licensure via reciprocity despite the same purported deficiency. Effective September 1, 2025, the University has updated its curriculum to require Mississippi students to complete the applicable courses in their program before applying for Arizona licensure.

We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30), and the default rate is the percentage of that cohort who default on their payment by the end of the second full year after such repayment start date. The cohort default rates are published by the Department of Education approximately 12 months after the end of the applicable measuring period. Thus, in September 2025, the Department of Education published the cohort default rates for the 2022 cohort. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Student Loan Cohort Default Rates.” As part of the federal relief enacted regarding the COVID-19 pandemic, federal student loan payments were paused until September 1, 2023, causing three-year cohort default rates to decline significantly beginning in 2020. The restarting of payment obligations in September 2023 following the multi-year COVID-19 interruption is expected to cause a material increase in reported rates, which are not yet known. Although our cohort default rates, even prior to the COVID-19 pause, have historically been significantly below the mandated levels, any increase in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. While we anticipate that there will be substantial increases in cohort default rates among institutions generally and that our rates will also increase, we cannot predict the extent of any such increases in our cohort default rates or how our future rates will compare to our historical pre-pandemic levels and to the Department of Education’s student loan default rate thresholds. Exceeding the student loan default rate thresholds and losing our eligibility to participate in Title IV programs would have a material adverse effect on our business, prospects, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that cause our default rates to increase could threaten our eligibility to participate in some or all of the Title IV programs and have a material adverse effect on our business and financial results. In addition, if Congress or the Department of Education restricts permitted types of default prevention assistance, the default rates of our former students may be negatively impacted.

If we fail to comply with the Department of Education’s incentive compensation rule, we could be subject to sanctions and other liabilities.

As part of an institution’s PPA with the Department of Education and under the Higher Education Act and Title IV regulations, an institution participating in Title IV programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or the award of Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. The restrictions of this incentive compensation rule, which extend to any third-party companies that an educational institution contracts with for student recruitment, admissions, or financial aid awarding services, prohibit us from offering any bonus or incentive-based compensation based on the successful recruitment, admission or enrollment of students or the award of Title IV financial aid to any of our employees involved with or responsible for such activities. The lack of interpretive guidance regarding the rule, however, has caused uncertainty about what constitutes incentive compensation and which employees are covered by the regulation and has made the development of effective and compliant performance metrics for certain categories of employees or service providers more difficult to establish. If the University pays a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret the University’s compensation practices as noncompliant, the University could be subject to sanctions, litigation, or other liability. Such failure and resulting penalties, fines or liabilities may have a material adverse effect on our business, financial condition and results of operation. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Restrictions on Incentive Compensation.”

If we fail to comply with the Department of Education’s misrepresentation rules or its rules prohibiting aggressive and deceptive recruitment tactics, we could be subject to sanctions and other liabilities.

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational programs, its financial charges, or the employability of its graduates. The Department of Education defines “misrepresentation” to include any false, erroneous or misleading statement made by an institution or its representative. A statement is deemed “misleading” if it has the likelihood or tendency to mislead under the circumstances. Misrepresentations also include statements that omit information in such a way as to make the statement false, erroneous, or misleading. A misrepresentation rises to the level of a “substantial misrepresentation” if, under the totality of circumstances, the misrepresentation could reasonably be relied upon to that person’s detriment. In recent years, the Department of Education has increased its efforts to hold institutions accountable for substantial misrepresentations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Substantial Misrepresentation.” In addition, Department of Education regulations prohibit an institution that participates in Title IV programs, any of its representatives, or any ineligible institution, organization, or person with whom the eligible institution has an agreement to provide educational programs, marketing, advertising, lead generation, recruiting or admissions services, from engaging in activities that constitute aggressive and deceptive recruitment tactics or conduct. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Aggressive and Deceptive Recruitment Tactics.” If the Department of Education were to interpret statements made by the University or on the University’s behalf to be in violation of the misrepresentation rules or the aggressive and deceptive recruitment rules, it could terminate, limit or suspend our participation in Title IV programs, deny our applications to add new programs or locations, or initiate other proceedings or sanctions, any of which could have a material adverse effect on our business, financial condition and results of operation.

If any of the education regulatory agencies that regulate us delay their approval of, or do not approve, any transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.

If the University engages in a transaction that involves a change in control of the Company or the University, as such term is defined under the standards of the Department of Education, the HLC, or any other applicable state education agency or accrediting commission, it must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock and/or assets of an institution or its parent company, and significant changes in the corporate form, governance structure, or composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the HLC, or any other applicable state education agency or accrediting commission, including with respect to a future offering of our common stock, could impair our ability to operate or participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Our failure to obtain, or a delay in receiving, approval of any change in control from any other state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.

Under the Department of Education’s regulations, an institution that undergoes a change in control loses its eligibility to participate in Title IV programs and must apply to the Department of Education to reestablish such eligibility. We submitted a description of the IPO to the Department of Education in March 2025, asking that it confirm our understanding that the IPO would not constitute a change in control under Department of Education standards. While there is no formal mechanism for making this request to the Department of Education and the Department of Education is not required to provide any such requested confirmation, on April 22, 2025, the Department of Education confirmed to us that the IPO would not constitute a change in ownership resulting in a change in control. While the Department of Education confirmed that our IPO did not constitute a change in ownership resulting in a change of control, if the Department were to reconsider the confirmation, or if it determines that future offerings or transactions do constitute a change in control under their standards, the University would be subject to a recertification approval requirement that would include extensive documentary submission requirements and to reviews by the Department of Education of the University’s financial and administrative capability and to extensive prior review and approval procedures by the HLC. Under some circumstances, the Department of Education may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in control approval process. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Change in Ownership or Control.”

The HLC informed the University that the IPO did not require prior review and approval by the HLC under the HLC’s policies governing changes of control, structure, or organization. However, future offerings or transactions may constitute a change in ownership or control of the University under the HLC standards and may therefore require approval of the HLC Board of Trustees, in which case the HLC may undertake an evaluation of the effect of the change on the continuing operations of the University for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. Any requested approval from the HLC may be granted by the HLC without conditions, or with conditions that could limit the University’s operations, or could be denied, which would effectively block the applicable offering.

In addition, Arizona rules state that the Arizona State Board must approve certain changes of ownership or control, including but not limited to a transfer of 50% or more of a privately held institution’s voting stock or assets or a change from one business form to another. An institution that undergoes a change of ownership or control must submit written notification within seven days of the effective date of the change and must submit a license application including all required documentation that demonstrates the University meets the applicable statutory and licensure requirements of the Arizona State Board no later than 60 days after the date of written notice. The application process requires the submission of substantial information and documentation, including with respect to our accreditation, corporate ownership, educational programs, financial responsibility, and other matters as may be deemed relevant to determining the University’s compliance with all licensing requirements, including, potentially, an inspection of the University’s place of business. The Arizona State Board’s approval requirements may be triggered by future offerings or transactions that constitute a change in ownership or control under their standards. If such a required Arizona State Board approval were delayed or the University’s application for reauthorization were denied approval, such consequences could have a material adverse effect on our business, financial condition and results of operation.

Moreover, pursuant to SARA policy, a change of ownership or control for a SARA participating institution is determined by the institution’s home state. Accordingly, if the Arizona State Board were to determine that a subsequent offering or transaction constitutes a change of ownership or control requiring its approval, the University would be placed on provisional status under such additional oversight measures as its home state considers necessary for purposes of ensuring SARA requirements are met regarding program quality, financial stability, and consumer protection during the pendency of the change of control. If the University were not successful in meeting requirements as set by the Arizona State Board, or in completing the change of control procedures and subsequent reauthorizations with Arizona and SARA, we could lose Arizona and SARA authorization and no longer be able to enroll distance education students unless and until the University is reauthorized in Arizona and subsequently SARA, or obtains individual authorizations in each state. This could have a significant impact on the University’s ability to compete in the distance education market, as well as on the University’s financial performance, and make it vulnerable to additional challenges in obtaining authorization in individual states.

California is not a member of the SARA compact, and the University is registered as an out-of-state institution with the California Bureau for Private Postsecondary Education to offer its distance education programs to California students. Unless California decides to join SARA as a member state, the University must continue to maintain its individual state authorization through registration as an out-of-state institution. If California’s regulations or statutes were to change, the University would need to comply with those changes to continue its separate authorization to offer distance education to California students. If the University was not able to meet California’s state authorization requirements to offer distance education in the future, such consequences could have a material adverse effect on our business, financial condition and results of operation.

The University maintains certain programmatic, specialized accreditation. Those specialized accreditors could determine that future offerings constitute a substantive change requiring their further review and approval, such processes would trigger additional accreditor and specialized state board or agency evaluation of our educational programs and of our compliance with the applicable standards and requirements of those agencies. If any such further required programmatic, specialized accreditor or specialized state board or agency processes were delayed, or if any programmatically accredited educational program or program approved by a specialized state board or agency were denied approval, such consequences could have a material adverse effect on our business, financial condition and results of operation.

The University is subject to sanctions if it fails to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw from the University.

The Higher Education Act and the Department of Education’s regulations require the University to calculate refunds of unearned Title IV program funds awarded or disbursed to students who withdraw from their educational program before completing the payment period or period of enrollment for which those funds were awarded or disbursed and to return those unearned funds to the Department of Education in a timely manner, within 45 days of the date the University determines that the student has withdrawn. If refunds are not properly calculated or timely returned for a sufficient percentage of students, the University may be required to post a letter of credit with the Department of Education or be subject to sanctions, liabilities or other adverse actions by the Department of Education. Such consequences could have a material adverse effect on our business, financial condition and results of operation. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Return of Title IV Funds.”

If our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, or Department of Veterans Affairs veterans’ education benefits programs, or have participation in these programs conditioned or limited, or face claims from third parties.

Institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We have been the target of fraudulent and abusive activity, including related to efforts by unqualified third parties to apply to and enroll in our programs and obtain Title IV program funds, and believe that the risk to us of outside parties attempting to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, is heightened due to our being an almost exclusively online education provider. In recent periods, we, and other institutions like us, have experienced a measurable increase in these types of suspicious activities resulting in greater numbers of fraudulent applications and enrollments, including by persons receiving the Title IV funds. Accordingly, we have implemented additional checks and balances to supplement our processes aimed at ensuring that only qualified persons apply to and enroll in our programs and seek or obtain the Title IV program funds. The Department of Education recently issued new guidance regarding institutions’ responsibilities to prevent fraud and protect the integrity of the Title IV programs. If the systems and processes that our institution has established to detect and prevent fraud, or our administration of Title IV programs, military tuition assistance, or veterans’ education benefits are deemed inadequate or noncompliant in connection with preventing these suspicious activities, the Department of Education may find that our institution has failed to comply with Title IV requirements, including but not limited to the Department of Education’s administrative capability requirements. See “—If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept other limitations in order to continue participating in the Title IV programs, or lose our eligibility to participate in the Title IV programs.” Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet accreditor standards, or could subject us to complaints or claims by affected third parties. Furthermore, accrediting agencies that evaluate institutions offering online programs require such institutions to have processes to establish that a student who registers for such a program is the same student who participates in and receives credit for such program. Our failure to meet the requirements of the Department of Education could result in audits, investigations, and adverse findings and recommendations by its Office of Inspector General, in the assertion of liabilities by the Department of Education for the return of Title IV funds or the loss of accreditation, which could result in the loss of our ability to participate in Title IV programs or other federal assistance programs or in enforcement actions against the University, each of which could have a material adverse effect on our business, financial condition and results of operation.

The U.S. political and economic environment, including the legal, regulatory, administrative and policy changes being pursued by the new U.S. presidential administration, may materially affect our business operations and financial performance.

In recent decades, our industry has faced an uncertain political and economic environment as important legal, regulatory and policy approaches to higher education in the United States have changed from administration to administration and as a result of changes in Congressional control. Changes in federal policy by the executive branch and regulatory agencies may occur over time through a new presidential administration’s executive orders or policy and personnel changes or through a new Congress’ legislative priorities, each of which can lead to increased oversight of education providers, additional regulations, new interpretations of existing regulations, and/or uncertainty as to the impact of new regulations on those implemented by prior administrations. For example, in addition to the impact that the recent changes to the Higher Education Act may have on the participation by some of our students or programs in the federal student aid programs, those amendments also create uncertainty as to what impact new regulations and policies implementing those statutory changes may have on the University and its administration of the Title IV programs. Overall, these changes from administration to administration have materially increased our regulatory and compliance costs over time.

Executive actions and executive orders, as well as any tandem regulatory changes, implemented by the new administration and its appointees, such as the executive order requiring the elimination of diversity, equity and inclusion initiatives, can require significant management attention to understand and assure compliance and may require changes in our business operations or programs. Others could turn out to be favorable to our industry. For example, in April 2025, the new administration signed a memorandum directing executive agencies to rescind regulations that are unlawful under recent Supreme Court decisions, which could result in certain agencies overturning one or more regulations to which we are currently subject. Still others could adversely impact our industry, including from an administrative perspective, if announced reductions in employee headcount and funding at the Department of Education and other applicable agencies, or steps being taken to seek the closure of the Department of Education and the reallocation of certain of its functions to other branches of the federal government, result in slower processing of Title IV matters, program approvals, or other applicable functions that directly or indirectly impact our operations and business. In this regard, in March 2025, the Department of Education implemented an extensive reduction in force and the President issued an executive order directing the Secretary of Education “to the maximum extent appropriate and permitted by law, take all necessary steps to facilitate the closure of the Department of Education and return authority over education to the States and local communities . . .” On May 22, 2025, a U.S. District Court preliminarily enjoined the Department of Education from carrying out the reduction in force and the executive order, and on June 6, 2025, the government asked the U.S. Supreme Court for a stay of the injunction, which the Supreme Court granted on July 14, 2025. That litigation remains ongoing. The reductions in the Department of Education workforce, plans for closure of the Department of Education, and other future changes in federal laws and regulations and the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. We cannot predict what additional actions the new administration will take with respect to the operations of the Department of Education or the response of the staff of the Department of Education to any such actions; the extent to which the new administration and Congress, or any future administration or Congress, will act to change or eliminate or implement new statutes, regulations, standards, policies, and practices; the form that new statutes, regulations, standards, policies, or practices may take or the extent to which those statutes, regulations, practices or policies may impact us or federal funds disbursed to schools through federal financial aid programs; or whether any challenges to actions taken by the new administration will be successful. Significant changes to the Department of Education or to federal regulation of higher education could have a material adverse impact on our enrollment, revenue, results of operations, and financial condition. In addition, we expect our regulatory and compliance costs to continue to increase for the foreseeable future, which will adversely affect our financial performance.

Additionally, levels of U.S. federal government spending are difficult to predict. Considerable uncertainty exists regarding the spending priorities of the new U.S. presidential administration and Congress and how future budget and program decisions will unfold, including the extent to which future spending reductions may impact us and our industry generally. The U.S. federal government recently experienced a shutdown due to a failure by Congress to timely enact funding bills needed for the new fiscal year. The shutdown modestly impacted military tuition assistance funding for some of our students. Although the shutdown has ended, the legislation that ended the funding lapse extends most federal funding only through January 30, 2026, while fully funding a few agencies for the full year. Accordingly, additional shutdowns may occur in the future, possibly beginning as early as February 2026. Future shutdowns may have a pronounced and substantial effect on access to federal student aid for our students and for the University, including but not limited to, military tuition assistance and other military benefits programs. Future government shutdowns, and other suspensions, interruptions, delays, or cessations of governmental funding or changes to the U.S. federal government’s budget and budgetary priorities could adversely affect the funding of federal programs providing financial assistance to our students, which could in turn adversely affect our business, financial condition and operating results.

Our unauthorized release of, or failure to secure, confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.

As an educational institution participating in federal student assistance programs, we collect and retain certain confidential and personal information, including financial information regarding enrollees or their sponsors. Such information may be subject to federal and state privacy and data security rules, including the Family Educational Rights and Privacy Act, the Health Insurance Portability and Accountability Act, the Gramm Leach Bliley Act, and the Fair and Accurate Credit Transactions Act. The Department of Education, which is one of multiple governmental agencies with oversight authority in regard to confidential and personal information, has in recent years stated that it is exercising, and will continue to exercise, heightened scrutiny in regard to the protection of confidential and personal information by Title IV participating institutions. Our release or failure to secure confidential information or other non-compliance with these rules would likely constitute non-compliance with our obligations under our PPA with the Department of Education and under federal and state privacy and data security rules, and could subject us to fines, loss of our capacity to conduct electronic commerce, and loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our reputation and our stock price may be negatively affected by the actions of other postsecondary educational institutions.

In recent years, the Department of Education, the United States Department of Justice, the SEC, the FTC, state attorneys general, and state governmental agencies, among others, have initiated regulatory proceedings and litigation against various postsecondary educational institutions, including the University, relating to, among other allegations, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state education laws, and state consumer protection laws. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Federal Trade Commission Investigation” and “—Attorney General Investigations.” These actions have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the larger for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenue, and operating profit, and have a negative impact on our stock price. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us.

Risks Related to Our Business

We face intense and increasing competition in the post-secondary education market, which could decrease our market share and create pricing pressures.

The post-secondary education market is highly competitive. We compete for students with traditional public and private degree-granting institutionally accredited colleges and universities, other proprietary degree-granting institutionally accredited schools and other alternatives to higher education. We also compete with various emerging non-traditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. Some of our competitors have greater financial and non-financial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. In addition, a significant and increasing number of traditional four-year and community colleges, which are subject to fewer regulatory constraints, offer distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working adults. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increased competition from these institutions, including those with highly regarded reputations, the degrees from which are perceived as more valuable in the workplace. We may also face increased competition in maintaining and developing new corporate and other engagements with employers, particularly as employers become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and as to the online universities from which they will hire prospective employees. We may limit tuition increases or increase spending in response to competition in order to retain or attract students or pursue new market opportunities.

If we cannot effectively respond to competitors, however, it could reduce our enrollment. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our market share, revenue and operating margin.

A decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could lead to lower enrollment, which could negatively impact our future growth.

Based on industry analyses, enrollment growth in degree-granting, post-secondary institutions is slowing and the number of high school graduates that are eligible to enroll in degree-granting, post-secondary institutions is expected to continue to decrease over the next few years. In order to maintain current growth rates, we aim to maintain or increase market share in existing markets. Student enrollment at the University, however, is impacted by many factors, including macroeconomic conditions that are beyond our control. For example, during periods when the unemployment rate declines or remains stable, prospective students may have more employment options, leading them to choose to work rather than to pursue post-secondary education. Enrollment may also be impacted by affordability concerns and negative perceptions of the value of a college degree, which can increase prospective students’ reluctance to take on debt, including during periods of higher unemployment, and make it more challenging for us to attract and retain students, as well as demographic trends in family size, job growth in fields unrelated to our core disciplines or other societal factors. Education providers are also introducing new education and operating models focused on reducing costs and time to completion, including competency-based and adaptive learning models, intensive and immersive skills-focused bootcamps, other non-degree programs and career-focused educational pathways, tools and services. The increasing acceptance of these programs and pathways among employers as a means to fulfill the huge demand for IT and business career upskilling may make our degree programs that focus on those fields less attractive to prospective students. In addition, student enrollment may be negatively affected by our reputation and any negative publicity related to us. While we continue to make investments in our business that are designed to improve student experiences, retention and academic outcomes and support the sustainable and responsible growth of the University and our reputation, the success of these initiatives may reduce over time. Our failure to attract new students, or the decisions by prospective students to seek degrees in disciplines that we do not offer or to pursue alternative non-degree competency-based credentials rather than our degree programs, would have an adverse impact on our future growth.

Our financial performance depends on our ability to develop and maintain favorable awareness of the University among, and enroll and retain, students.

We expend significant resources on public engagement and marketing in order to build favorable awareness of the University and the programs we offer. Creating this awareness is critical to our ability to attract prospective students, to convert prospective students to enrolled students in a cost-effective manner, and to retain these enrolled students throughout their programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include:

•
structural changes in the marketing landscape, including fundamental changes to internet search due to AI (both organic and sponsored), and the transformation of television, that could result in less efficient student acquisition;
•
changes in the cost or efficacy of our advertising;
•
laws or other regulatory requirements that limit the amount we may spend on advertising;
•
increased competition from schools offering distance learning and other online educational programs;
•
a decrease in the perceived or actual economic benefits that students derive from our programs or education in general;
•
a decrease in or perceived low student pass rates for professional licenses and other examinations necessary for students to work in their chosen fields;
•
regulatory investigations or enforcement proceedings that may damage our or the industry’s reputation;
•
increased regulation of online education, including in states in which we do not have a physical presence;

•
litigation that may damage our or the industry’s reputation;
•
inability to continue to recruit, train and retain quality faculty;
•
student or employer dissatisfaction with the quality of our services and programs;
•
tuition rate reductions by competitors that we are unwilling or unable to match;
•
a decline in the acceptance of online education;
•
disruptions to our information technology systems; and
•
negative social media sentiment.

If one or more of these factors reduces demand for our programs, our enrollment could be negatively affected or our costs associated with each new enrollment could increase, or both, either of which could have a material adverse impact on our business and financial condition.

Our Tuition Price Guarantee program limits our ability to raise additional revenue from current students through tuition increases, and any changes to the Tuition Price Guarantee program could harm our reputation, enrollment numbers, retention rates and overall business and financial performance.

Effective January 2018, the University implemented its Tuition Price Guarantee program. Under this program, a student’s tuition price per course is frozen at the tuition rates in effect at his or her enrollment date, thereby giving each of our students certainty in the price of tuition through the duration of their programs even if rates are subsequently increased for students who enroll at later dates. The net revenue we generate in a given period largely depends on the total number of courses taken by the enrolled student population and the tuition price per course. As a result of the Tuition Price Guarantee, while we can increase tuition rates over time for new students as they enroll, we may not increase the tuition rates we charge to currently enrolled students even if our costs to provide their programs increase over their programs’ duration. Accordingly, our net revenue may be materially lower than the net revenue that could be generated if all enrolled students were subject to normal course tuition increases. In addition, because we heavily promote our Tuition Price Guarantee as a beneficial means of providing students with tuition price certainty, any modification or elimination of this program could adversely affect our reputation among current and prospective students, cause our enrollment and retention to decline, and adversely impact our business and financial performance.

The occurrence of natural or man-made catastrophes could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Natural events, acts of God, epidemics, pandemics or other public health emergencies (such as the COVID-19 pandemic), terrorist attacks and other acts of violence, cyber-terrorism or other catastrophes could result in significant worker absenteeism, increased student attrition rates, voluntary or mandatory closure of facilities, our inability to meet dynamic employee health and safety requirements, and other disruptions to our business. In addition, these events could adversely affect, and, in the case of the COVID-19 pandemic, did adversely affect, global economies, market conditions and business operations across industries worldwide, including our industry. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to adapt to changing market needs or new technologies, our business may be adversely affected.

The nature of the skills required by employers can evolve rapidly in today’s changing economic and technological environment and our educational programs must evolve in response to these changes. While we have invested significant resources to develop and implement features that enhance the online classroom experience, such as delivering course content through streaming video, simulations, and other interactive enhancements, our existing and new programs may not meet the needs of current or prospective students or the employers of our graduates. Even if we can develop acceptable new programs that meet current market demands, we may not be able to offer those new programs as quickly as required by prospective employers or as quickly as our competitors can do so. In addition, we may be unable to obtain, or timely obtain, specialized accreditations or licenses that may make certain programs desirable to students. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business and financial condition could be adversely affected.

Establishing new academic programs or modifying existing programs requires us to make investments, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to modify our systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to offer new programs in a cost-effective manner or are otherwise unable to effectively manage the operations of newly established academic programs, our business, financial condition and results of operations could be adversely affected.

Our strategy is to focus on positive student outcomes and the long-term success of students rather than short-term interests of our stockholders, which may negatively influence financial performance.

We may take actions that we believe will have a positive impact on student outcomes and the long-term success of students, even if these actions may not maximize our short-term or medium-term financial results for investors. We believe this focus on student outcomes and success will benefit the University in the long-term. However, these anticipated long-term benefits may be slow to materialize or may not materialize at all. Our student-centric approach may have an adverse impact on our operational and financial performance and negatively impact our stock price.

If we do not maintain existing, and develop additional, B2B relationships with employers, our business may be impaired.

We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees and professional development certificates through us while continuing their employment. These relationships are an important part of our strategy, as they provide us with potential working adult students for particular programs and also increase our reputation among high-profile employers. In addition, degree-granting programs in which employers directly pay tuition have a beneficial impact on our 90/10 Rule percentage calculation by reducing the proportion of our cash basis revenue attributable to Title IV program funds. If, for whatever reason, we are unable to further grow our existing relationships or develop new relationships, if our existing relationships deteriorate or end, or if we fail to offer programs that teach skills demanded by employers, our efforts to attract potential working adult students may be impaired, which could materially and adversely affect our business and financial condition and our compliance with applicable regulations.

If we cannot attract or retain a qualified senior management team, our business could be adversely affected.

Our success to date has largely depended on, and our future performance will continue to depend on, the skills, efforts, and motivation of our senior management team, who generally have significant experience with our business and the education industry. Our future success also depends on our continued ability to attract and retain qualified personnel. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could adversely affect our business results.

To effectively educate our students, we must continue to attract and retain qualified faculty members.

We employ approximately 2,400 faculty members, of which the majority are adjunct, part-time faculty. In order to effectively educate our students, we must retain a large number of faculty on an ongoing basis and keep our faculty engaged and focused on the mission of delivering quality education. If we fail to attract and retain sufficient numbers of qualified faculty members, fail to adequately train new faculty members, or allow our relations with faculty members to deteriorate, our ability to serve our students would be impaired, and we may be required to reduce the scope or number of the classes available to our students, any of which could have a material adverse impact our business.

If we are unable to successfully conclude pending litigation and governmental inquiries, our business and financial condition could be adversely affected.

In the ordinary conduct of our business, we are periodically subject to lawsuits, demands in arbitrations, investigations, regulatory proceedings or other claims, including, but not limited to, claims involving current and former students, routine employment matters, business disputes and regulatory demands. See Item 1, “Business—Legal Proceedings” for further discussion of certain pending matters. These matters may cause us to incur substantial damages or settlement costs in excess of our insurance coverage related to these matters or to pay substantial fines or penalties, and they also may require significant time and attention from our management or cause reputational harm, all of which may cause our business to suffer. In addition, an adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditations and eligibility to participate in Title IV programs.

Our business may be adversely affected if we are unable to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of such rights.

Our success depends in part on our ability to protect our intellectual property and proprietary rights, which are an essential asset of our business. Failure to adequately protect our intellectual property rights could result in our competitors offering similar educational programs and services, potentially resulting in the loss of our competitive advantage and a decrease in our revenue, which would adversely affect our business prospects, financial condition and results of operations. We rely on a combination of intellectual property rights, such as copyrights, trademarks, trade secrets (including know-how), patents and domain names, in addition to employee and third-party confidentiality agreements, intellectual property licenses and other contractual rights, to establish, maintain, protect and enforce our rights in our curricula and other course materials, technology, proprietary information, processes and other assets. For example, we rely on trademarks to protect our rights to various marks and logos associated with our products and services. If our trademarks are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. We also rely on agreements under which we contract to own, or license rights to use, intellectual property developed by faculty members, content experts and other third parties. We cannot be sure that these measures are adequate, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or claim rights to, or that third parties will not terminate our license rights. For example, we cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. Even if we are able to obtain intellectual property rights, we cannot be sure that such rights will permit us to take advantage of current market trends or otherwise provide competitive advantages. Furthermore, intellectual property laws and our procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete.

Our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, may not favor the enforcement of trademarks, copyrights, trade secrets and other intellectual property protections, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.

Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, duplicate or copy our intellectual property rights, including proprietary aspects of our student recruitment and engagement strategies, educational delivery methods and systems, curricula and online resource material. Furthermore, our efforts to protect these rights may be insufficient or ineffective. The result is that any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. In addition, there can be no assurance that our intellectual property rights will be sufficient to protect against others offering educational programs, services or technologies that are substantially similar or superior to ours and that compete with our business.

Our efforts to protect our intellectual property may require use of funds in litigation to seek to protect our proprietary rights against any infringement, misappropriation or other violation, which could have a material adverse effect on our business and financial condition.

We also rely upon unregistered proprietary information in the operation of our business. For example, we rely on trade secrets to protect intellectual property that may not be patentable, or that we believe is best protected by means that do not require public disclosure. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise, know-how and trade secrets, and other confidential or proprietary information, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to the same and, even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our confidential or proprietary information. These agreements also may be limited as to their terms and may not provide an adequate remedy in the event of unauthorized disclosure or use of confidential or proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our confidential or proprietary information will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other confidential or proprietary information can be difficult, expensive and time-consuming, and the outcome can be unpredictable.

In addition, our trade secrets and other confidential or proprietary information may otherwise become known or be independently developed by our competitors or other third parties. If any of the same were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could have a material adverse effect on our business. Furthermore, to the extent that our employees, consultants, contractors, and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope and validity of our proprietary rights, and the failure of our confidentiality agreements to protect our confidential or proprietary information or trade secrets could result in significantly lower revenue, reduced or eliminated profit margins, or other adverse effects on our business and financial condition.

Litigation may be necessary to protect our trade secrets and otherwise enforce our intellectual property rights. If we decide to take legal action to protect, defend or enforce our intellectual property rights, our efforts may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Any suit or proceeding initiated by us concerning the violation by third parties of our intellectual property rights could result in substantial costs and diversion of our resources and our management’s attention and could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome of such legal action. Furthermore, it could result in a court or governmental agency invalidating or rendering unenforceable our patents or other intellectual property rights upon which the suit or proceeding is based.

We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. However, the costs associated with enforcing patents, confidentiality agreements or other intellectual property rights may make aggressive enforcement impracticable. We may be unable or unwilling to incur the costs and resources necessary to determine whether third parties are using our intellectual property rights without our authorization. The undetected or unremedied use of our intellectual property rights or the development or acquisition of intellectual property by third parties could reduce or eliminate any competitive advantage we may have as a result of our intellectual property, adversely affecting our business prospects, financial condition and results of operations.

We may become subject to litigation brought by third parties claiming infringement, misappropriation or other violation by us of their intellectual property rights.

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties. However, we have in the past been, and may in the future, become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties, and we may not prevail in any such future disputes. For example, third parties may allege that we have infringed upon or not obtained sufficient rights in the technologies used in our financial aid and educational delivery systems, the content of our courses or other educational materials or in our ownership or uses of other intellectual property claimed by that third party. Some third-party intellectual property rights may prove to be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights.

As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us will grow. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue (often referred to as “non-practicing entities” or “patent trolls”), and, therefore, our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, such third-party intellectual property rights, or that we will not be held or alleged to have done so in the future. We expect that we may receive notices in the future that claim that we or our partners, or clients using our solutions and services, have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.

Any claim that we have violated the intellectual property or other proprietary rights of third parties, whether such claim is with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Our various liability insurance coverages, if any, may not adequately, or at all, cover potential claims of this type. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could (i) require us to enter into a licensing agreement to continue using the technology, content or other intellectual property that is the subject of the claim; (ii) restrict or prohibit our use of such technology, content or other intellectual property; (iii) require us to expend significant resources to alter the design and operation of our systems and technology or the content of our courses; and/or (iv) require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms desirable to us, or at all, and may require significant royalty payments and other expenditures. We may also be required to develop alternative non-infringing technology, content or other intellectual property, which could require significant time and expense. There also can be no assurance that we would be able to develop or license suitable alternative technology, content or other intellectual property to permit us to continue offering the affected technology, content, products or services to our partners. If we cannot develop or license technology, content or other intellectual property for any allegedly infringing aspect of our business, we would be forced to limit our educational programs and/or other products and services and may be unable to compete effectively. Any of these events could have a material adverse effect on our business and financial condition.

System disruptions to our computer networks, phone systems, digital platforms or infrastructure could have a material adverse effect on our business.

We rely upon our own and third-party service providers’ IT systems and infrastructure to operate our business. The performance and reliability of the computer networks, phone systems, digital platforms and infrastructure at our campus, and our online programs, is critical to our operations, reputation and ability to attract and retain students. As with any complex technology ecosystem, we experience intermittent outages of the IT systems used by our students and by our employees, including system-wide outages. We also may experience business interruptions and outages resulting from natural disasters, inclement weather, climate change, transit disruptions, political disruptions, or other events in one or more of the geographic areas in which our systems are located. If we fail to effectively assess and identify cybersecurity risks associated with the use of technology in our business operations, we may become increasingly vulnerable to such risks. Our Tier 1 and 2 critical systems are covered by validated disaster recovery service and protected by a formal disaster recovery plan. We also maintain a robust backup and recovery infrastructure to allow timely recovery from catastrophic failure for systems not covered by a formal disaster recovery plan. Our high priority applications (non-SaaS) are currently hosted in Amazon Web Services (“AWS”) with the exception of our communications platform which is hosted in a virtual private cloud by Expedient. The communications platform is currently migrating to a Software as a Service (“SaaS”) cloud platform, which we expect to complete by the end of calendar year 2025. AWS is a cloud infrastructure provider (rather than a data center). While extremely rare, a multi-region AWS outage could impact the availability of critical systems. An event such as this may require service restoration activities that could take up to several weeks to complete. In addition, high-profile incidents involving third-party service providers that have caused widespread disruptions to their customers’ operations, such as the Microsoft Windows outage caused by a flawed CrowdStrike software update in July 2024, have occurred. We cannot guarantee that the systems of our third-party service providers have not been, or will not be, compromised or that errors by our third-party service providers will not cause similar disruptions or outages to our operations.

As part of our technology infrastructure and systems upgrade and our reduction of expenses, we have upgraded or are in the process of upgrading a substantial portion of our key IT systems, including migrating our learning management system, our student relationship platform, and our student financial aid and corporate website to cloud-hosted, SaaS providers. We have also recently migrated our entire technology footprint to a hybrid cloud and, in the process, shut down the last remaining University data center. As a result, the total server count reduced from over 11,000 to roughly 1,300. While this has reduced overall environmental cost and complexity, there are still key systems that must be upgraded from outdated software versions over the next twelve months. Additionally, the continued operation of key SaaS platforms is dependent upon each vendor’s ability to meet contractual service level agreements for availability and performance. We cannot be sure that the IT systems and infrastructure on which we depend, including those of third parties, will continue to meet our current and future business needs or adequately safeguard our operations. Our failure to complete or a delay in the migration of our IT systems may result in our failure to reduce or a delay in reducing our technology expenses. Such a failure or delay may adversely affect our business operations and our financial performance.

Significant disruption in SaaS vendor platforms could make significant portions of our operations unavailable without suitable workarounds. Any disruption in our IT systems could significantly impact our operations and reputation, reduce student and prospective student confidence in our educational institution, adversely affect our compliance with applicable regulations and accrediting body standards, and have a material adverse effect on our business and financial condition. Although we vet the capabilities of current and future suppliers and maintain insurance for some types of these disruptions, there is no assurance that insurance proceeds would be adequate or available to compensate us for damages sustained due to these disruptions.

Our collection, use, retention, and processing of personal information makes us a target for security incidents, increasing the risks of personal data breaches, which can impact our business and result in reporting, notice and regulatory obligations.

Our collection, use, retention, and other processing of personal information—both in our capacity as a data controller as well as a data processor in our role as a service provider—makes us and the systems or vendors we rely upon a target for cyber-attacks, which could harm our business. We collect, use, retain, and otherwise process large amounts of personal and sensitive information regarding our applicants, students, faculty and employees, including social security numbers, tax return information, personal and family financial data, biometric information, health data and payment card information and we and our service providers rely on technology licensed from, or otherwise provided by, third parties to process and store this information. Much of this personal information is held and managed by third-party vendors, and as a result, we are vulnerable to disruptions from utility outages and susceptible to operational and information security risks resulting from system failures and cybersecurity incidents of our third-party vendors, and the technology and services they rely on to provide services to us. We also face risks of the acts and omissions of such third parties as they relate to data privacy and security. Any failure by such third parties to prevent or mitigate security incidents presents risk of operational disruptions and/or legal risk to us under applicable data protection laws and regulations, each of which could have a material adverse effect on our business and reputation.

In instances where personal information is held or managed by us, we use technical, administrative, and physical controls to help limit access and use of personal information. However, a threat actor may be able to circumvent those controls, which could result in a security incident or data breach. In addition, our or a third party’s errors in the collection, use, retention, or other processing of personal information could result in a security incident or violation of applicable data protection laws or regulations. A security incident or data breach may require us to shut down relevant systems, terminate vendor relationships, undertake additional remediation measures that may interfere with our business operations and result in IT unavailability and downtime and may result in legal liability. In the event the security incident or data breach involves personal information that is held by us or our vendors, it could have additional material adverse effects on our operations. A security incident or data breach may also result in liability under state, federal and international data privacy laws and statutes, data breach and reporting laws, negative publicity, and legal actions by state attorneys general and private litigants, including class actions, any of which could have a material adverse effect on our reputation and business and financial condition.

Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information, which could result from security incidents experienced by us or our third-party service providers. There are federal laws and separate laws in each of the 50 states and the District of Columbia and foreign jurisdictions that may require companies to provide notice to consumers whose personal information has been impacted as a result of a data breach or notice to governmental agencies. These laws are not consistent, and an analysis of the impacted data and individuals is required in order to determine such obligations. Moreover, state data breach notification laws may be amended from time to time, requiring attention to changing regulatory requirements as part of the analysis. Complying with these laws following a security incident may require costly forensics and investigations, in addition to their impact on our business operations.

Given that we rely on a number of third-party vendors for our IT and related infrastructures, the details of our vendor contracts largely determine whether a security incident caused by our vendor results in a breach of our contract and the remedies available to us in such instances. Any contractual protections we may have in place for our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

Where we are a data processor or service provider, we also may have contractual obligations in the event of a security incident or data breach and may be contractually required to notify customers or counterparties of such incident or breach and pay for or reimburse a third party for costs associated with such incident or breach, even if we are not legally required to do so. As a result, security incidents and data breaches present legal risks under applicable laws, as well as contractual risks under our existing and future contracts. These obligations are time sensitive, and contractual obligations may vary between contracts. Compliance with these contracts requires contract management, including our understanding of our various obligations under such contracts and the ability to undertake those obligations pursuant to the applicable terms.

We are subject to rapidly changing laws and regulations relating to privacy and data security. Failure to comply with such laws and regulations could lead to government enforcement actions (including civil or criminal penalties), private litigation or adverse publicity and could have a material adverse effect on our business.

Many U.S. states have now passed comprehensive consumer privacy laws resulting in a patchwork of privacy legislation that heightens the costs of compliance, the risks of noncompliance, and the potential for enforcement actions by individual state attorneys general against the University. Federal and state laws or regulations also impose data security requirements in connection with our processing of personal information. Moreover, the Department of Education has issued regulations governing the collection and disclosure of student data. Our collection, use, storage, disclosure, retention, and other processing of personal information subjects us to a variety of laws and regulations, in the United States. Our legal exposure under data protection laws may expand as a result of new data protection laws and regulations or as a result of our ongoing growth. Such applicability could impact our internal business operations and data practices, and could limit the way we collect, use, retain, and otherwise process personal information, which could impact our business, including how we market and provide our products and services. Our business may be subject to laws regulating the use of marketing activities by telephone, email, mobile devices and the internet, including the CAN-SPAM Act of 2003 and the Telephone Consumer Protection Act of 1991. Compliance with these and the evolving privacy and data security requirements, such as developing and maintaining a robust privacy program, is rigorous and time-intensive and may increase our cost of doing business. In addition, we have in the past, and may in the future, be subject to litigation under state and federal privacy and data security laws and statutes by federal or state authorities and private litigants, including class actions, any of which could have a material adverse effect on our business. See Note 13 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

We also make public statements about our collection, use, and disclosure of personal information through our privacy policy and in other public facing policies or statements. Although we endeavor to ensure that these public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any other legal or regulatory requirements, standards or other privacy or consumer protection-related laws and regulations applicable to us, could harm our business.

The types of data that we collect and process are generally higher risk and/or sensitive, which comes with higher regulatory scrutiny and makes us a bigger target for malicious cyber threats.

The nature of our business requires us to collect and process financial data, social security numbers, and other types of sensitive or higher risk personal data. Such data is the focus of rapidly evolving data protection laws and regulations. This data is also subject to higher regulatory scrutiny. Data security incidents and/or breaches of such data can result in regulatory investigations and legal liability.

In addition, we (or our third-party vendors on our behalf) may process biometric data, including in connection with our efforts to prevent fraud and abuse. The collection, use, retention, and other processing of biometric data is subject to a complex and evolving regulatory landscape, including various state biometric privacy laws. In addition, a number of state data protection laws treat biometric information as sensitive personal information, bringing biometric information into their purview. Failure to comply with these regulations, or any future laws governing the use of biometric data, could result in significant liabilities, including fines, penalties, and class-action litigation. Additionally, any security breach or misuse of biometric data could harm our reputation, erode customer trust, and lead to substantial financial and operational impacts.

Public concerns about data privacy, particularly related to biometric information, may also result in fewer applicants for our programs or increased pressure to modify our online processes, potentially increasing our costs and reducing our competitiveness. If we are unable to effectively manage these risks, our business, financial condition, and results of operations could be adversely affected.

We face risks of cyber and other data security incidents, which can impact our business, result in harm to our operations, and require costly remediation measures.

We face an ever-increasing number of cybersecurity threats from a broad range of threat actors. These threats can result in security incidents, including physical break-ins, hacking, and data breaches, each of which may be caused by intentional or unintentional actions by our employees, contractors, consultants, students, or other third parties, including cyber-attacks by malicious threat actors. Security incidents may take the form of unauthorized activity and access, phishing or spoofing, malicious penetration, system viruses, malicious code, malware, ransomware, denial of service attacks and other organized cyber-attacks that seek to exploit vulnerabilities, affect service reliability and threaten the confidentiality, integrity, and availability of information. We have in the past, and may in the future, be subject to such cyber-security incidents. Incidents may occur as a single instance, or a threat actor can act on multiple occasions over an extended period of time without detection. The motivations of threat actors may vary, but security incidents that compromise our IT systems, including the information contained in such systems, can cause interruptions, unavailability, inaccessibility, delays or operational malfunctions, which in turn could have an adverse effect on our revenue, profitability, reputation and liquidity. Security incidents may also require costly remediation measures and result in regulatory investigations and legal liability, whether via regulatory actions or lawsuits.

The risk of a security incident, particularly through cyber-attacks or intrusions, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our size and the amount and sensitivity of personal data that we collect or otherwise process makes us a prominent target for cyber-attacks within the education industry.

In addition, the increased use of mobile devices by our employees and students, including personal mobile devices which use we cannot always control, increases the risk of IT threats and vulnerabilities, such as those involving unsecure networks, as well as unintentional disclosure of personal information, such as through the theft of a mobile device, which can lead to a security incident and/or data breach.

A security incident may impact confidential, proprietary, or sensitive business information, or otherwise rise to the level of a data breach, which can risk business value or otherwise carry burdensome, time-sensitive, and costly obligations, including notification, reporting, and regulatory obligations, particularly if the data involved is personal data regulated by one or more laws or regulations. An incident or data breach could result in the theft, access, or destruction of personal information, sensitive information, intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information. Because techniques used by threat actors change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We have devoted, and will continue to devote, resources to the security of our IT systems as well as physical security measures to reduce the risk of a security incident or data breach; however, our IT systems may still be vulnerable as there can be no assurance that these measures and efforts will prevent future incidents. In addition, our ability to control the internal security measures implemented by our vendors is necessarily limited by our inability to directly control those measures. We maintain a vendor management process to review the security measures undertaken by our vendors to help try and manage such risk. Nonetheless, we cannot directly control, or always have reliable insight into, our vendors’ security measures.

We maintain cybersecurity insurance for these types of events to help protect against the potential monetary and financial adverse impacts of such events, but there is no assurance that insurance proceeds will be adequate or available to compensate or reimburse us for damages sustained due to these events.

Our use of artificial intelligence may subject us to increased compliance obligations and legal risk.

We use and are working to further incorporate AI technologies into our operations to increase efficiencies. We expect our use of AI to help grow our business and benefit our students, but it is not certain that we will realize our desired or anticipated benefits. The presence of AI increases our legal risk due to the increasing scope of AI regulation in various jurisdictions as AI regulation is a top focus of regulators in the United States and abroad. Compliance with these AI regulations increases our cost of compliance and may result in legal exposure in the event of noncompliance. Additionally, our development, training and use of AI may require additional investments and/or increase the cost of our offerings, which could impact our financial condition. Furthermore, the use of AI may result in incidents that compromise the confidentiality of data (including personal data). Any such incidents related to our use of AI could harm our business, financial condition and reputation. AI also raises ethical issues and, if our use of AI becomes controversial, we may be subjected to brand or reputational harm.

The complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made.

In addition, as AI becomes increasingly prevalent in our operations, we will have increased risk of disputes over the ownership or use of AI-generated content, as well as the risk of inadvertently infringing on third-party intellectual property rights. The intellectual property landscape for AI is evolving, and new laws, regulations, or interpretations may create further uncertainty or increase the likelihood of such claims. If such claims arise, they could result in costly litigation, licensing fees, or limitations on our ability to use certain AI technologies, any of which could adversely affect our business, financial condition, and results of operations. Furthermore, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe third-party intellectual property rights, we may be subject to private lawsuits, regulatory scrutiny, or reputational harm, and our business and financial condition may be adversely affected.

We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.

We rely on third-party vendors to provide certain services to our students primarily related to IT services, our learning management system, and financial aid processing, and expect to rely more heavily on such vendors, particularly through cloud computing services, in the future. In particular, we contract with certain third-party vendors for student software systems and services related to the administration of portions of our Title IV and financing programs. Failure of such vendors to comply with applicable regulations could have a material adverse effect on our institution, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue, and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any such third-party vendors discontinues providing its services to us, we may not be able to replace such third-party vendor in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending, and Title IV requirements, which could have a material adverse effect on our enrollment, revenue, and results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In addition, while we monitor and assess vendor services, it is possible that the quality of the services we receive and the timeliness of vendor responses may not meet our students’ expectations or the level of service that we would otherwise provide. Using third-party vendors creates compliance risk that vendors may not adequately protect personal information, or may not comply with applicable federal or state regulations. Further, transitioning from vendors or from in-house processes to new providers or from third-party vendors to in-house processes, involves inherent risks, including the risk of significant disruption of integral processes or the decrease in quality of service as compared to those of the prior provider. In the event third-party vendors fail to provide services, lack adequate business continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected.

We may incur liability for the unauthorized duplication, distribution or other use of materials posted online.

In some instances, our employees, including faculty members, or our students may stream, file share, download or otherwise make unauthorized use of third-party content using our computer networks and/or post various articles or other third-party content online in class discussion boards or in other venues including social networks. While we have policies in place to prevent such unauthorized uses, we cannot guarantee that our employees and students will comply with such policies. The laws governing our obligations with regard to third-party materials are often fact-specific and must be evaluated on a case-by-case basis, which makes it challenging to adopt, implement and/or apply a “one-size fits all” approach with our policies and processes covering these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of these materials. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Liability insurance policies may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from our courses, or paying monetary damages, which could have a material adverse effect on our business and financial condition.

We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

We are subject to multiple types of taxes in the United States, and the associated laws are complex and subject to different interpretations. The determination of our provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. Our future effective tax rates could be subject to volatility or be adversely affected by a number of factors, including changes in the valuation of our deferred taxes, changes in tax laws or regulations, and revised interpretations of existing laws or accounting principles. Such changes may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service (“IRS”) or other tax authorities.

Our U.S. federal income tax return for fiscal year 2023 is currently under review by the IRS and fiscal years 2022 and 2024 are currently open for review. Additionally, tax years as early as fiscal year 2020 remain subject to examination by state or local tax authorities.

Although we believe our tax accruals are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. The following factors could affect our stock price:

•
our operating and financial performance and prospects;
•
quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, net income margin, net revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Average Total Degreed Enrollment;
•
the public reaction to our press releases, our other public announcements and our filings with the SEC;
•
results of operations that vary from those of our competitors or other strategic actions by our competitors;
•
changes in operating performance and the stock market valuations of other companies;
•
announcements related to litigation and governmental inquiries or investigations, and reputational harm related thereto;
•
changes in the political, legislative, regulatory, and public policy outlook or associated enactments that are adverse to the University or to the eligibility of proprietary schools to participate in federal student aid programs;
•
our failure to meet revenue or earnings estimates made by research analysts or other investors;
•
changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•
speculation in the press or investment community;
•
sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•
changes in accounting principles, policies, guidance, interpretations, or standards;
•
additions or departures of key management personnel;
•
actions by our stockholders;
•
general economic and market conditions or trends in our industry or the economy as a whole;
•
domestic and international economic, legal and regulatory factors unrelated to our performance;
•
material weakness in our internal control over financial reporting; and
•
the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

Furthermore, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock are low. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition and results of operations.

We are an “emerging growth company” and take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include, but are not limited to: not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, not being required to communicate critical audit matters in the auditor’s report, permission to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including in this Annual Report on Form 10-K, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding stockholder advisory vote on executive compensation (e.g., “say-on-pay” and “say-on-frequency”) and any golden parachute payments not previously approved. In addition, under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. While we have elected to avail ourselves of this exemption, we are permitted and may elect to early adopt certain new or revised accounting standards for which the respective standard allows for early adoption. For as long as we take advantage of the reduced reporting obligations, the information that we provide stockholders may be different from information provided by other similarly situated public companies.

We will be an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue equals or exceeds $1.235 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with the market value of our common stock that is held by non-affiliates equal to at least $700 million as of the last business day of our most recently completed second fiscal quarter; (iii) August 31, 2031; and (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock, our stock price may decline or become more volatile and it may be difficult for us to raise additional capital if and when we need it.

We have incurred and will continue to incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. For example, we are required to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the Dodd-Frank Act, heightened auditing standards, and the rules and regulations implemented by the SEC and the NYSE, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the increased legal and regulatory obligations as a public company could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, and it could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. In addition, our management and other personnel may need to divert their attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

After we are no longer an “emerging growth company,” and can no longer take advantage of the reporting exemptions available to “emerging growth companies” as discussed above, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and financial condition and the trading price of our common stock.

As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we will be required, pursuant to 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended August 31, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act, which at the latest would be August 31, 2031. At such time, our internal control over financial reporting may be insufficiently documented, designed or operating, which may cause our independent registered public accounting firm to issue a report that is adverse. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

Furthermore, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our consolidated financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NYSE, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material adverse effect on our business, results of operations and financial condition.

We continue to be controlled by the Apollo Stockholder, and Apollo’s interests may conflict with our interests and the interests of other stockholders.

As of November 11, 2025, the Apollo Stockholder beneficially owns approximately 70% of the voting power of our outstanding common equity. So long as we remain a “controlled company,” the Apollo Stockholder will have the ability to control matters requiring approval by our stockholders, including the election of directors, amendments to our certificate of incorporation and major corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including the Apollo Stockholder, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Stockholder could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination that may otherwise be favorable for us. Furthermore, the concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. Apollo and its affiliates, including the Apollo Stockholder, may also have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Apollo Stockholder continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Stockholder will continue to be able to substantially influence or effectively control our decisions, including our ability to enter into corporate transactions.

The Apollo Stockholder also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with its beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number), which currently represents at least a majority of our board of directors. These directors have fiduciary duties to us and, in addition, may have similar duties to the Apollo Stockholder and its affiliates. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Apollo Stockholder, whose interests may be adverse to ours in some circumstances.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of November 11, 2025, the Apollo Stockholder beneficially owns approximately 70% of the voting power of our outstanding common stock and, as a result, we are a controlled company within the meaning of the NYSE corporate governance standards. The Apollo Stockholder currently has effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the amendment of our governing documents and the entry into significant corporate transactions. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain stock exchange corporate governance requirements, including the requirements that:

•
a majority of the board of directors consist of “independent directors” as defined under the rules of the NYSE;
•
the nominating and corporate governance committee be composed entirely of independent directors;
•
the compensation committee be composed entirely of independent directors; and
•
there be an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

We intend to utilize some or all of these exemptions as long as we remain a controlled company. As a result, our board of directors may not have a majority of independent directors, and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries, including the University, to meet our obligations. Agreements governing any future indebtedness of us or our subsidiaries, may impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Each of our subsidiaries is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them, and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us. Delaware law may also impose requirements that may restrict our ability to pay dividends to holders of our common stock. See “—We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends, and in the event we determine not to pay any cash dividends in the future, stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.”

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

As of November 11, 2025, we had 35,652,963 shares of common stock outstanding and 1,802,966 shares of common stock potentially issuable in respect of the Company’s outstanding share-based awards and 5,028,648 shares of common stock potentially issuable in respect of the University’s outstanding share-based awards.

In addition, the Apollo Stockholder, the Vistria Stockholder and certain of our existing stockholders have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we have filed a registration statement in respect of all shares of common stock that we may issue under our 2025 Omnibus Incentive Plan, our Employee Stock Purchase Plan, and the University of Phoenix, Inc. Management Equity Plan. After registration, such shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon the expiration or early release of lock-up agreements, the exercise by existing stockholders of their registration rights or the perception that such sales may occur could adversely affect prevailing market prices of our common stock or make it more difficult to sell shares of common stock.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends, and in the event we determine not to pay any cash dividends on our common stock in the future, stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.

Although we currently intend to pay a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our shareholders. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, receipt of cash dividends from our operating subsidiaries, restrictions imposed by applicable law, our overall financial condition, restrictions in our revolving credit facility and other debt agreements that we or our subsidiaries may enter into in the future, and any other factors deemed relevant by our board of directors. If we pay such dividends, we may in the future reduce or discontinue entirely the payment of such dividends at any time. We are a holding company and our operations are conducted through our operating subsidiaries. In the event that we do pay a dividend, we intend to cause our operating subsidiaries to make distributions to us in an amount sufficient to cover such dividend. Further, to the extent that the other risks described in this section materialize, they could adversely affect our ability to pay dividends in the future. We cannot assure you that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future. If we decide not to pay future dividends, then stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than the purchase price, which may not occur. See “Dividend Policy.”

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains a risk-based cybersecurity program designed to protect the confidentiality, integrity, and availability of our networks and systems that we own or are in our care. Our program is aligned to U.S. National Institute for Standards and Technology (“NIST”) standards and other applicable industry frameworks. We document our compliance efforts with regulations and standards that govern our business, including the Sarbanes-Oxley Act, the Family Educational Rights and Privacy Act (“FERPA”), the Gramm-Leach-Bliley Act Safeguards Rule, and the Payment Card Industry Data Security Standard (“PCI-DSS”).

Our program is designed to identify, assess, and manage material risks from cybersecurity threats through practices that include:

•
required information security and privacy training supported by periodic phishing simulation exercises to reinforce awareness and enhance cybersecurity practices;
•
monitoring of network and system activity to detect unusual or suspicious behavior;

•
access management and access controls which aim to implement “least privilege” access;
•
multifactor authentication and encryption of sensitive data through “at rest” and “in transit” where feasible;
•
deployment of industry-standard security monitoring and protection software;
•
a defined vulnerability management program;
•
periodic cybersecurity assessments, including with the support of independent third-party consultants;
•
business continuity and disaster recovery planning; and
•
a documented Incident Response Plan (“IRP”) that provides controls and procedures to support timely and accurate reporting of cybersecurity incidents in coordination with our Legal and the Ethics, Compliance, and Data Privacy (“ECDP”) department.

The Company’s cybersecurity program is integrated within the Company’s enterprise risk management program, which provides oversight and governance of cybersecurity risk through risk assessment, risk monitoring, and follow-through on stated objectives and investments to actively manage and remediate related risks. The Company also engages third party experts to assist with compliance and maturity assessments and penetration testing, as appropriate.

The Company maintains arrangements with third party information infrastructure or IT vendors, including “cloud computing” vendors. All potential vendors are evaluated through the Company’s third-party due diligence process, which includes conducting cybersecurity risk assessments prior to integration into the Company’s networks and additional assessments prior to contract renewals or extensions. We further manage potential threats to our systems originating with or associated with IT vendors by integrating cybersecurity requirements and other provisions into various contracts as applicable. Vulnerabilities in third-party software are monitored and managed through our vulnerability management program.

To date, the Company’s business strategy, operating results, and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of any prior incidents. Our program is designed to identify, prevent, and mitigate cybersecurity events that would have a material adverse effect on the Company; however, the nature and sophistication of cybersecurity risks continue to evolve. No security framework, system, or control environment can fully eliminate the risk of a cyberattack or unauthorized access. Despite the Company’s safeguards to protect its systems, intellectual property, and confidential and personal information, vulnerabilities may persist that could be exploited by threat actors. See Item 1A, “Risk Factors—Risks Related to our Business.”

We maintain insurance covering certain costs that we may incur in connection with cybersecurity incidents, which we believe is commensurate with the size and the nature of our operations. However, the Company may incur expenses and losses related to a cyber incident that are not covered by insurance or are in excess of our insurance coverage.

Governance

The Company’s Chief Information Security Officer (“CISO”) is responsible for cybersecurity at the executive level and oversees a team of cybersecurity professionals responsible for assessing and managing our material risk from cybersecurity threats. The CISO works closely with and reports to the Chief Information Officer. Our CISO has over two decades of cybersecurity experience, including responsibilities in technical risk management, information security, cyber investigations, incident response, and cyber strategy. In addition to the CISO’s professional background, the CISO maintains relevant industry credentials.

The CISO also leads a cross-functional Incident Response Team (“IRT”) responsible for responding to and managing cybersecurity incidents in coordination with our Legal department and ECDP department. The IRT consists of professionals from various departments, including Information Technology and Security, Legal, ECDP, Finance, Public Relations, and other key business areas as needed. The IRP is tested annually via a tabletop exercise, focused on executive strategy and communication processes during an incident.

The Audit Committee of the Company’s Board of Directors is tasked with oversight of the Company’s cybersecurity, information and technology security and data privacy strategies and policies. The Chief Information Officer and/or CISO provide regular updates to the Audit Committee on cybersecurity events, vulnerability management, ransomware readiness, and global cybersecurity trends across industries.

Item 2. Properties.

As of August 31, 2025, we have one leased facility in Phoenix, Arizona that consists of dual purpose space for our corporate headquarters and Phoenix ground campus. The facility represents approximately 600,000 square feet and the lease expires in March 2031. Of that total, we are actively using approximately 79,000 square feet and the remaining square feet have been abandoned. Of the abandoned square feet, we have sublet approximately 268,000 square feet through March 2031.

Item 3. Legal Proceedings.

We are subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows.

A description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business is provided under Note 13 to our audited consolidated financial statements included in this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “PXED” since October 9, 2025. Prior to that date, there was no public market for our common stock. As of November 11, 2025, there were 35,692,963 shares of common stock outstanding, and approximately 203 holders of record of our common stock (excluding participants in security position listings).

Dividend Policy

Beginning with our second fiscal quarter ended February 28, 2026, we plan to begin paying a quarterly cash dividend of $30 million per annum in the aggregate to holders of our common stock.

Although we currently intend to pay this quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our shareholders. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, receipt of cash dividends from our operating subsidiaries, restrictions imposed by applicable law, our overall financial condition, restrictions in our revolving credit facility and other debt agreements that we or our subsidiaries may enter into in the future, and any other factors deemed relevant by our board of directors. If we pay such dividends, we may in the future reduce or discontinue entirely the payment of such dividends at any time. We are a holding company and our operations are conducted through our operating subsidiaries. In the event that we do pay a dividend, we intend to cause our operating subsidiaries to make distributions to us in an amount sufficient to cover such dividend.

Stock Performance Graph

Not Applicable.

Recent Sales of Unregistered Equity Securities

Prior to the IPO, we operated as a Delaware limited partnership under the name AP VIII Queso Holdings, L.P. On October 7, 2025, AP VIII Queso Holdings, L.P. converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Phoenix Education Partners, Inc. In connection with the Corporate Conversion, all of the 1,028,000 previously outstanding limited partnership units of AP VIII Queso Holdings, L.P. were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock.

In connection with the IPO, on October 9, 2025 all of the outstanding shares of the University’s common stock owned by persons other than us were converted into shares of our common stock at a ratio equal to one share of our common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of our common stock upon the conversion of 790,714 previously outstanding shares of the University’s common stock, and the University is now a wholly owned subsidiary of the Company.

The offers, sales and issuances of the securities described in the immediately preceding section were deemed to be exempt from registration under Section 4(a)(2) in that the transactions were by an issuer and did not involve any public offering within the meaning of Section 4(a)(2).

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. All recipients had adequate access, through their relationships with us, to information about us. The offers, sales and issuances of these securities were made without any general solicitation or advertising.

Use of Proceeds from Registered Equity Securities

The Registration Statement on Form S-1 (File No. 333-289955) for the IPO was declared effective by the SEC on September 30, 2025. On October 10, 2025, we completed the IPO, in which our the Apollo Stockholder and the Vistria Stockholder sold an aggregate of 4,887,500 shares of our common stock (including 637,500 shares sold to the underwriters pursuant to their option to purchase additional shares) pursuant to the Registration Statement at a public offering price of $32.00 per share, for an aggregate offering price of $156.4 million. The managing underwriters for the IPO were Morgan Stanley & Co. LLC and J.P. Morgan & Co. LLC. Shares of our common stock began trading on the NYSE on October 9, 2025. We estimate our offering expenses to be $15 million.

The Apollo Stockholder and the Vistria Stockholder received all the proceeds from the sale of shares of common stock in the IPO. As such, we did not receive any proceeds from the sale of shares of common stock in the IPO.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. For a discussion of the year ended August 31, 2024, compared to August 31, 2023, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our prospectus dated October 8, 2025 as filed with the SEC on October 9, 2025. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in this Annual Report on Form 10-K. The last day of our fiscal year is August 31. Our fiscal quarters end on the last day of November, February, May and August, respectively.

Overview

We, through our subsidiary The University of Phoenix, Inc., are a pioneer of online higher education for working adults in the United States. Since our founding in 1976, the University has been a mission-driven organization focused on offering a distinctive and affordable online higher education experience that is customized for working adults who did not fit the traditional 18- to 22-year-old campus-based student model. The University has been accredited since 1978 by the HLC, an institutional accrediting agency recognized by the Department of Education. In our nearly five decades of operation, we have served more than 1.1 million alumni (including those who have completed non-degree certificates) and conferred nearly 1.3 million degrees.

Initial Public Offering

On October 10, 2025, we completed an initial public offering (the “IPO”) of 4.9 million shares of common stock at a price of $32.00 per share, which included 0.6 million shares sold to the underwriters pursuant to their option to purchase additional shares. The shares were offered by certain of the Company’s existing shareholders and, accordingly, we did not receive any proceeds from the sale of shares associated with the offering. See Item 1, “Business,” Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for more information.

Factors Affecting Results of Operations

We believe our market position provides us with a significant opportunity to drive sustainable growth in the future. The following factors, among others described herein, have historically affected, and we expect in the future will similarly affect, our performance:

Enrollment. The net revenue we generate in a given period largely depends on the total number of courses taken by the enrolled student population and the price per course. As part of our focus on affordable and accessible tuition, we have not raised tuition rates since 2018. In addition, in 2018, we implemented our Tuition Price Guarantee program under which a student’s tuition price per course is frozen at the tuition rates in effect at his or her enrollment date, thereby giving each of our students certainty in the price of tuition through the duration of their programs even if rates are subsequently increased for students who enroll at later dates. Our student retention rates, calculated as (i) the number of confirmed undergraduate students who both started a degree or non-degree certificate program and posted attendance in a course within such program as of an applicable date, divided by (ii) the number of confirmed undergraduate students who started such a program, expressed as a percentage, have increased from 59.7% for the 2016/2017 cohort to 71.5% for the 2023/2024 cohort (our most recent completed cohort for retention rate purposes). This retention increase is a key factor driving the growth in Average Total Degreed Enrollment in recent years, including an approximate 4% increase in fiscal year 2025 as compared to fiscal year 2024. We have invested in many areas of our business and expect to further improve enrollment, retention and graduation rates, which drive sustainable growth. However, enrollment and retention of students at the University is impacted by many of the risks described in Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate” and “Risk Factors—Risks Related to Our Business,” many of which are beyond our control.

Career-Relevant Education and Employer Relationships. Our career-oriented programs and learning platform position us for continued growth in the corporate-sponsored training and education market. Enrollment through our employer relationships represented approximately 32% of our Average Total Degreed Enrollment in fiscal year 2025. This represents a valuable opportunity to diversify our student population and net revenue, drive growth and reduce acquisition costs as these students generally have higher retention and graduation rates. In addition, we have begun to expand discussions with employers beyond our degree offerings to include our comprehensive suite of talent development solutions and professional development offerings. While the development of our talent development solutions is in the early stages, our ability to offer these solutions has broadened our relationships with key employers and provides an opportunity for growth.

Regulatory Requirements. Our operations are subject to extensive U.S. federal and state regulation applicable to providers of post-secondary education who participate in Title IV programs. Failure to comply with applicable regulatory requirements, standards or policies could subject us to significant monetary liabilities, fines and penalties, including loss of or limitations upon access to U.S. federal student loans and grants for our students. Any actions that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If we fail to comply with the extensive regulatory requirements applicable to our business, we could face significant monetary liabilities, fines and penalties, including loss of or limitations upon access to U.S. federal student loans, grants and military program benefits for our students.”

Cost Structure. Our ability to grow profitably depends on our ability to manage our cost structure. Our historical margin expansion over recent years has been largely derived from the operating leverage resulting from the increase in net revenue relative to our costs that are more fixed in nature and our exit from all but one of our ground campuses. We intend to augment this historical operating leverage through additional strategic and operational initiatives to enhance support for students in a more efficient manner. We continue to invest in optimization and we expect our investments will reduce friction points and increase efficiencies throughout the University.

Seasonality. Although the University’s non-term academic model encompassing a series of courses taken consecutively over the length of the program reduces seasonal enrollment fluctuations, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced, and expect to continue to experience, increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons.

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Fiscal Year Ended
	August 31, 2025	August 31, 2024
(Enrollment statistics rounded to the nearest hundred; dollars in thousands)
Average Total Degreed Enrollment	81,900	78,900
Net income	$135,441	$115,148
Net income margin	13.4%	12.1%
Adjusted EBITDA	$243,929	$229,053
Adjusted EBITDA Margin	24.2%	24.1%

Average Total Degreed Enrollment. Enrollment is the primary driver of our net revenue and a key non-financial metric that helps compare our performance on a consistent basis across time periods. Additionally, enrollment is a reflection of our ability to retain continuing students and enroll new students, which are key components of our growth strategy. Enrollment measures in our industry do not have a standardized meaning, and other companies in our industry may calculate various measures of enrollment differently than we do.

Substantially all of our net revenue is generated from student enrollment in tuition-bearing degree programs encompassing a series of courses (e.g., most often five-week courses) taken consecutively over the length of the program. Over comparative periods, Total Degreed Enrollment generally increases as new students attend a credit-bearing course or continuing students return to the University, which increases are generally offset by graduations or continuing students not attending a credit-bearing course (e.g., by withdrawing from the University). We define “Total Degreed Enrollment” as the number of confirmed students (both new and continuing) enrolled in credit-bearing courses who post attendance at least one time during a calendar month (even if they withdraw later in the same month), excluding students who graduated as of the end of such month. Average Total Degreed Enrollment for the periods shown above represents the aggregate of monthly Total Degreed Enrollment during such period divided by the number of months in the period. For example, Average Total Degreed Enrollment for fiscal year 2025 is calculated as the aggregate Total Degreed Enrollment for the twelve months from September 2024 through August 2025 divided by 12.

Net income, Net income margin, Adjusted EBITDA and Adjusted EBITDA Margin. We believe net income, net income margin, Adjusted EBITDA and Adjusted EBITDA Margin are primary indicators of our operating performance because they are measures of profitability, help compare our performance across time periods and assist with the evaluation of the effectiveness of our business strategies. Additionally, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures that help compare our profitability on a consistent basis across time periods by excluding items that management and the board of directors do not believe are indicative of our core operating performance. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance and to compare our performance against that of other peer companies using similar measures. See “—Non-GAAP Financial Measures and Reconciliations” for the definition of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of net income to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin. We calculate net income margin as net income divided by net revenue, expressed as a percentage.

Key Components of Consolidated Statements of Income

Net revenue. The University has historically generated all, or substantially all, of its consolidated net revenue from tuition-bearing degree programs. Under the University’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of courses taken consecutively over the length of the program, and net revenue is recognized evenly over the duration of the course (e.g., daily over five weeks for a five-week course, other than the University’s holiday breaks when no related net revenue is recognized).

Instructional and support costs. Instructional and support costs principally consist of costs related to the delivery and administration of our educational programs and include costs related to faculty, academic administrators, enrollment and student advisory personnel (including share-based compensation), credit losses associated with uncollectible accounts receivable, financial aid processing costs and depreciation of applicable property and equipment. Instructional and support costs also include course development costs (including amortization of related intangible assets) and costs associated with delivering course content.

General and administrative. General and administrative principally consists of costs related to management and employees in administrative functions (including share-based compensation), marketing expense, legal and professional fees, IT infrastructure costs, depreciation of property and equipment associated with our administrative functions, rent and related expenses associated with our corporate facilities and other related costs.

Strategic alternatives expense, restructuring charges and other. Strategic alternatives expense, restructuring charges and other principally consists of (1) expenses related to our IPO and other strategic alternatives for the future ownership of the University considered prior to our IPO, (2) lease expense for non-cancelable lease obligations and other related expenses for leased space we have exited as part of our ground campus and administrative space rationalization plans, and (3) other items that we consider unusual or infrequent.

Provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Our income tax expense and deferred tax assets and liabilities reflect our best assessment of estimated current and future taxes to be paid.

Comparison of Fiscal Years Ended August 31, 2025 and 2024

We have included below a discussion of our operating results and significant items explaining the material changes in our operating results for fiscal years 2025 and 2024. The following details our consolidated results of operations.

	Fiscal Year Ended August 31,
			% of Net Revenue		% Change
($ in thousands)	2025	2024	2025	2024	2025 versus 2024
Net revenue	$1,007,192	$950,015			6.0%
Costs and expenses
Instructional and support costs	435,992	403,923	43.3%	42.5%	7.9%
General and administrative	352,634	343,993	35.0%	36.2%	2.5%
Strategic alternatives expense, restructuring charges and other	46,435	50,113	4.6%	5.3%	(7.3)%
Total costs and expenses	835,061	798,029	82.9%	84.0%	4.6%
Operating income	172,131	151,986	17.1%	16.0%	13.3%
Interest income	10,458	16,690	1.0%	1.8%	(37.3)%
Interest expense	(480)	(960)	—	(0.1)%	(50.0)%
Other loss, net	—	(475)	—	(0.1)%	*
Income before income taxes	182,109	167,241	18.1%	17.6%	8.9%
Provision for income taxes	46,668	52,093	4.7%	5.5%	(10.4)%
Net income	135,441	115,148	13.4%	12.1%	17.6%
Net income attributable to noncontrolling interests	(1,563)	(2,018)	(0.1)%	(0.2)%	(22.5)%
Net income attributable to the Company	$133,878	$113,130	13.3%	11.9%	18.3%

*Not meaningful

Net revenue

Net revenue increased $57 million, or 6.0%, to $1,007 million in fiscal year 2025 from $950 million in fiscal year 2024. Since 2018, under our Tuition Price Guarantee, each student’s tuition price per course is frozen at the tuition rates in effect at his or her enrollment date. The increase in net revenue was principally attributable to enrollment growth, as measured by Average Total Degreed Enrollment, which increased approximately 4% in fiscal year 2025 as compared to fiscal year 2024. The increase in Average Total Degreed Enrollment resulted from new student growth and improved student retention. The remaining increase in net revenue was in part due to an increase in the number of course starts per student during fiscal year 2025 compared to the prior year.

Instructional and support costs

Instructional and support costs increased $32 million, or 7.9%, to $436 million in fiscal year 2025 from $404 million in fiscal year 2024. This resulted in such expenses increasing as a percentage of net revenue by 0.8%. The overall increase in instructional and support costs on a dollar basis was primarily attributable to increases in employee salaries and benefits, financial aid processing costs, credit losses on accounts receivable and variable costs associated with the increase in net revenue, including faculty wages and curriculum expense that generally fluctuate with changes in enrollment. We believe part of the increase in employee-related expenses and financial aid processing costs is temporary as we address financial aid processing changes following the Department of Education’s implementation of an updated financial aid application form and transition to disbursing financial aid by course (see further disclosure below in —Liquidity and Capital Resources).

General and administrative

General and administrative costs increased $9 million, or 2.5%, to $353 million in fiscal year 2025 from $344 million in fiscal year 2024. This resulted in such expenses decreasing as a percentage of net revenue by 1.2%. The increase in general administrative costs on a dollar basis was primarily attributable to investments we have made in our marketing function, including increased advertising, and employee salaries and benefits to support our growth.

Strategic alternatives expense, restructuring charges and other

Strategic alternatives expense, restructuring charges and other includes the following for the respective periods:

	Fiscal Year Ended August 31,
($ in thousands)	2025	2024
Strategic alternatives expense	$27,342	$25,257
Exited lease expense, net	6,365	15,201
Other	12,728	9,655
Strategic alternatives expense, restructuring charges and other	$46,435	$50,113

Strategic alternatives expense, restructuring charges and other decreased $4 million, or 7.3%, to $46 million in fiscal year 2025 from $50 million in fiscal year 2024. This decrease was principally due to the $12.7 million loss on interest rate swaptions included in strategic alternatives expense during fiscal year 2024 associated with the debt financing we expected to be used for the strategic transaction with Four Three (see Note 1 to our audited consolidated financial statements for more information). The decrease was also the result of the decline in restructuring lease expense associated with our ground campus and administrative space rationalization plans. These decreases were partially offset by costs associated with the termination of our agreement with Four Three and costs associated with our IPO in fiscal year 2025.

Interest income

Interest income decreased approximately $6 million, or 37.3%, to $10.5 million in fiscal year 2025 from $16.7 million in fiscal year 2024. This decrease was principally attributable to a decrease in average cash and cash equivalents and marketable securities held and a decrease in interest rate yields.

Interest expense

We had no outstanding debt as of August 31, 2025 and 2024, respectively, and we incurred insignificant interest expense in fiscal years 2025 and 2024.

Other loss, net

We did not have any other loss, net in fiscal year 2025 and other loss, net was insignificant in fiscal year 2024.

Provision for income taxes

Provision for income taxes decreased $5 million, or 10.4%, to $47 million in fiscal year 2025 from $52 million in fiscal year 2024. The decrease in our provision for income taxes was principally attributable to $8.8 million of tax expense recorded in fiscal year 2024 resulting from our election to no longer pursue a claim of right credit associated with our $50 million settlement payment made in fiscal year 2020 to the Federal Trade Commission.

Our effective income tax rate in fiscal year 2025 was 25.6% compared to 31.1% in fiscal year 2024. The decrease in our effective income tax rate was primarily due to the $8.8 million of tax expense recorded in fiscal year 2024 noted above.

Non-GAAP Financial Measures and Reconciliations

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we also provide the below non-GAAP financial measures:

•
Adjusted Net Income. We define Adjusted Net Income as net income, adjusted to eliminate the impact of restructuring lease expense, strategic alternatives expense, loss on interest rate swaptions, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, certain tax effects and other items set forth in the applicable table below.
•
Adjusted EBITDA. We define Adjusted EBITDA as net income, adjusted to eliminate the impact of restructuring lease expense, strategic alternatives expense, loss on interest rate swaptions, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, depreciation and amortization, interest income, net of interest expense, provision for income taxes and certain other items set forth in the applicable table below.
•
Adjusted EBITDA Margin. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue, expressed as a percentage.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures and are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of net income and EBITDA are well recognized performance measurements in the education industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties to compare the operating performance of companies in our industry. We believe these non-GAAP measures help compare our performance on a consistent basis across time periods and provide an additional analytical tool to help identify underlying trends in our results of operations. While we believe that these non-GAAP measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for net income recognized in accordance with GAAP.

Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools. Additionally, other companies in our industry may calculate Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting each measure’s usefulness as a comparative measure. Some of these limitations are:

•
they do not reflect costs or cash outlays for capital expenditures or contractual commitments;
•
they do not reflect changes in, or cash requirements for, our working capital needs;
•
they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and
•
Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes.

Because of these limitations, Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. You are cautioned not to place undue reliance on this information.

The following tables present reconciliations of net income to Adjusted Net Income and net income to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented below:

	Fiscal Year Ended
(in thousands)	August 31, 2025	August 31, 2024
Net income	$135,441	$115,148
Special items and share-based compensation:
Restructuring lease expense(a)	6,365	15,201
Strategic alternatives expense(b)	27,342	12,530
Loss on interest rate swaptions(c)	—	12,727
Impairment charges and asset disposal losses(d)	185	212
Litigation charges and regulatory expense(e)	5,188	5,359
Non-cash share-based compensation expense(f)	2,631	5,775
Other(g)	8,074	4,682
Income tax effects of special items and share-based compensation(h)	(12,246)	(13,947)
Income tax effects from claim of right reversal, net(i)	—	8,842
Adjusted Net Income	$172,980	$166,529

	Fiscal Year Ended
(in thousands)	August 31, 2025	August 31, 2024
Net income	$135,441	$115,148
Restructuring lease expense(a)	6,365	15,201
Strategic alternatives expense(b)	27,342	12,530
Loss on interest rate swaptions(c)	—	12,727
Impairment charges and asset disposal losses(d)	185	212
Litigation charges and regulatory expense(e)	5,188	5,359
Non-cash share-based compensation expense(f)	2,631	5,775
Depreciation and amortization	22,013	21,056
Interest income, net of interest expense	(9,978)	(15,730)
Provision for income taxes	46,668	52,093
Other(g)	8,074	4,682
Adjusted EBITDA	$243,929	$229,053
Net income margin	13.4%	12.1%
Adjusted EBITDA Margin	24.2%	24.1%

(a)
Restructuring lease expense represents non-cancelable lease obligations, including any offset from sublease income, and other related expenses for leased space we have exited as part of our ground campus and administrative space rationalization plans. In 2012, as a key component of the University’s transformation initiatives, the University began the process of completing the orderly closure of its ground campuses, as more enrolling students made the choice to take their programs online. The University completed the orderly closure of its campus locations in early fiscal year 2025, with only one physical location, in Phoenix, Arizona, currently enrolling new students. Additionally, the University completed its exit of 19 floors of its 22-floor administrative office buildings during fiscal year 2024 pursuant to its space rationalization plans.
(b)
Strategic alternatives expense consists of costs associated with our pursuit of strategic alternatives for the future ownership of the University during such periods. This includes costs incurred for our IPO and costs incurred pursuing a strategic transaction with Four Three, which we are no longer pursuing. See Note 1 to our audited consolidated financial statements for more information.
(c)
In July 2023, we purchased two interest rate swaptions for an aggregate premium of $9 million to hedge interest rate risk associated with the debt financing we expected to be used for the strategic transaction with Four Three. The swaptions were reported at fair value on our consolidated balance sheets until they expired out of the money during fiscal year 2024. As a result, we recognized a $12.7 million loss in fiscal year 2024 for associated changes in fair value.

(d)
Represents non-cash impairment charges and asset disposal losses.
(e)
Litigation charges and regulatory expense principally include $4.8 million in both fiscal years 2025 and 2024 associated with a multi-year insurance policy pertaining to borrower defense to repayment claims. See Note 14 to our audited consolidated financial statements for more information on borrower defense to repayment. The remaining expense primarily represents legal fees for non-routine litigation and regulatory matters that are separate and distinct from normal, recurring litigation and regulatory expenses incurred in the normal course of our business operations.
(f)
Represents non-cash equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation: Stock Compensation. Although share-based compensation is a key incentive offered to our employees, we evaluate our business performance excluding share-based compensation expense because it is a non-cash expense.
(g)
Other consists of management fees pursuant to our existing management consulting agreement (see Note 1 to our audited consolidated financial statements for more information) and other expenses that we believe are not indicative of our ongoing operations. The existing management consulting agreement was terminated effective as of the pricing of our IPO and therefore no management fees will accrue or be payable for periods after that date.
(h)
Represents the income tax effect of these non-GAAP adjustments, calculated using the appropriate statutory tax rates. The non-GAAP effective tax rates were 24.6% and 24.7% for fiscal years 2025 and 2024, respectively.
(i)
Represents income tax effects from a claim of right credit that we elected to no longer pursue in fiscal year 2024 associated with our $50 million settlement payment made in fiscal year 2020 to the Federal Trade Commission. We do not believe the settlement payment and the related income tax effects are indicative of our ongoing operations. See Note 10 to our audited consolidated financial statements for more information.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations, cash and cash equivalents and marketable securities on hand. Our principal uses of cash are, and we expect to continue to be, payments of our operating expenses, such as wages and benefits, advertising and investments to maintain and enhance our digital technology platform and various technology systems to support and improve the student experience. As discussed below, we also plan to pay a quarterly cash dividend following the completion of our IPO, subject to the discretion of our board of directors. We believe that our existing cash and investment balances and funds generated from operating activities will be sufficient to meet our working and other capital requirements for the foreseeable future.

Although we currently have substantial liquidity, our ability to deploy currently available liquidity is constrained by our need to maintain a Department of Education financial responsibility composite score of at least 1.5. See Item 1A, “Risk Factors” included in this Form 10-K for a discussion of composite score requirements and calculations.

On November 13, 2025, we entered into a senior secured revolving credit facility in an aggregate principal amount of $100 million (the “Revolving Facility”). The Revolving Facility is available for general corporate purposes, including letters of credit, for the Company and its subsidiaries. The Revolving Facility matures on November 13, 2030. See Note 1 to our audited consolidated financial statements for more information.

Beginning with our second fiscal quarter ended February 28, 2026, we plan to begin paying a quarterly cash dividend of $30 million per annum in the aggregate to holders of our common stock. Although we currently intend to pay this quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our shareholders. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, receipt of cash dividends from our operating subsidiaries, restrictions imposed by applicable law, our overall financial condition, restrictions in debt agreements that we or our subsidiaries may enter into in the future, including the Revolving Facility, and any other factors deemed relevant by our board of directors. If we pay such dividends, we may in the future reduce or discontinue entirely the payment of such dividends at any time. We are a holding company and our operations are conducted through our operating subsidiaries. In the event that we do pay a dividend, we intend to cause our operating subsidiaries to make distributions to us in an amount sufficient to cover such dividend.

Cash and cash equivalents, restricted cash and cash equivalents and marketable securities

Our cash and cash equivalents, including restricted cash and cash equivalents and marketable securities are placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

($ in thousands)	August 31, 2025	August 31, 2024	% Change
Cash and cash equivalents	$136,504	$297,339	(54)%
Restricted cash and cash equivalents	36,497	58,831	(38)%
Current marketable securities	9,005	16,336	(45)%
Noncurrent marketable securities	12,803	10,438	23%
Total	$194,809	$382,944	(49)%

Total cash and cash equivalents (including restricted cash and cash equivalents) and marketable securities (including current and noncurrent marketable securities) decreased $188 million, or 49%, to $195 million during fiscal year 2025 from $383 million in fiscal year 2024 principally due to $251 million of distributions (including approximately $215 million and $36 million to our limited partners and noncontrolling interests, respectively) and $22 million of capital expenditures. This was partially offset by cash generated by operating activities principally attributable to net income and associated non-cash items as further described below in “—Operating Cash Flows.”

As of August 31, 2025, our cash and cash equivalents (including restricted cash and cash equivalents) approximate fair value because of the short-term nature of the financial instruments. Our marketable securities (including current and noncurrent marketable securities) have original maturities to us greater than three months, and contractual maturities that will occur within three years. Our marketable securities are classified as available-for-sale and are measured at fair value. We determine the fair value of these investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales. Additionally, all of the securities we hold are investment grade, and we had no related allowance for credit losses as of August 31, 2025.

Operating cash flows

The following provides a summary of our operating cash flows during the periods shown below:

	Fiscal Year Ended
(in thousands)	August 31, 2025	August 31, 2024
Net income	$135,441	$115,148
Non-cash items	115,882	108,822
Changes in assets and liabilities, excluding impact of acquisition	(163,936)	(60,734)
Net cash provided by operating activities	$87,387	$163,236

Fiscal year 2025 – Our non-cash items primarily consisted of a $48 million provision for credit losses on accounts receivable, $36 million of deferred income taxes, $22 million of depreciation and amortization, and $7 million of non-cash lease expense.

The changes in assets and liabilities primarily consisted of a $73 million decrease in student deposits (see further discussion below), a $55 million increase in accounts receivable (excluding provision for credit losses in non-cash items discussed above), and an $11 million decrease in operating lease liabilities. The decrease in student deposits was primarily due to a change in the timing of financial aid disbursements for the University’s students. Before the change, financial aid funds were typically disbursed in two installments that generally involved four courses. Such funding was included in student deposits on our consolidated balance sheets until students began subsequent courses. Beginning in July 2024, the University began transitioning to financial aid disbursements by course with students transitioning after they complete their current academic year. Accordingly, student deposits decreased throughout fiscal year 2025 as the University’s students transitioned to single course financial aid disbursements.

Fiscal Year 2024 – Our non-cash items primarily consisted of a $41 million provision for credit losses on accounts receivable, $21 million of deferred income taxes, $21 million of depreciation and amortization, a $13 million loss on interest rate swaptions that were purchased in connection with our pursuit of strategic alternatives, and $8 million of non-cash lease expense.

The changes in assets and liabilities primarily consisted of a $46 million increase in accounts receivable (excluding provision for credit losses in non-cash items discussed above) and decreases in student deposits, operating lease liabilities and deferred revenue of $26 million, $14 million, and $6 million, respectively. This was partially offset by a decrease in prepaid income taxes resulting from our election to no longer pursue a claim of right credit (see Note 10 to our audited consolidated financial statements for more information).

Investing cash flows

The following provides a summary of our investing cash flows during the periods shown below:

	Fiscal Year Ended
(in thousands)	August 31, 2025	August 31, 2024
Purchases of property and equipment	$(22,457)	$(22,589)
Marketable securities sales and maturities (purchases), net	4,584	(4,560)
Acquisition, net of cash acquired	(1,982)	—
Other investing activities	(146)	(353)
Net cash used in investing activities	$(20,001)	$(27,502)

Fiscal year 2025 and 2024 – Cash used in investing activities was $20 million and $28 million for fiscal years 2025 and 2024, respectively. Capital expenditures were the substantial majority of cash used in investing activities during both periods, and substantially all of our capital expenditures represented internal software development. In addition, we paid approximately $2 million, net of cash acquired, to acquire a controlling interest in Empath, Inc. (see Note 3 to our audited consolidated financial statements for more information).

Financing cash flows

The following provides a summary of our financing cash flows during the periods shown below:

	Fiscal Year Ended
(in thousands)	August 31, 2025	August 31, 2024
Capital distributions to limited partners	$(214,402)	$(69,959)
Capital distributions to noncontrolling interests	(36,153)	(5,332)
Capital contributions	—	98
Net cash used in financing activities	$(250,555)	$(75,193)

Fiscal year 2025 and 2024 – Cash used in financing activities was $251 million for fiscal year 2025,which represented capital distributions that included approximately $215 million and $36 million to our limited partners and noncontrolling interests, respectively. Cash used in financing activities was $75 million for fiscal year 2024, which represented capital distributions that included approximately $70 million and $5 million to our limited partners and noncontrolling interests, respectively.

Off-Balance Sheet Arrangements

We had a $32 million outstanding cash collateralized letter of credit as of August 31, 2025, which supports a sublease for a facility we have exited. Additionally, our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2025, the face amount of these surety bonds was less than $1 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ from our estimates under different assumptions, judgments or conditions.

Our significant accounting policies, which are detailed in Note 1 to our audited consolidated financial statements, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. Of our significant accounting policies, we consider the following policies to be critical as they involve a higher degree of subjective or complex judgments and assumptions, often as a result of the need to make estimates about the effect of inherently uncertain matters: (i) Revenue Recognition, (ii) Allowance for Credit Losses, and (iii) Income Taxes.

Revenue Recognition

We analyze revenue recognition on a portfolio approach based on our determination that University students generally behave similarly (e.g., enrollment agreements all contain similar terms, refund policies are consistent, and all students work with the University to obtain some type of funding as described above). We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each contract separately.

Under the University’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of courses taken consecutively over the length of the program. Each course represents one performance obligation that the University satisfies over time and, accordingly, time elapsed (an output method) is used to recognize revenue evenly over the duration of the course (e.g., daily over five weeks for a five-week course, other than the University’s holiday breaks when no related net revenue is recognized). For students who participate in the University’s risk-free, three-week program during their first credit-bearing course, the University does not recognize revenue for the risk-free period until students continue beyond the risk-free period, which is when the contract with the student has commercial substance.

The University’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Accordingly, the University ceases revenue recognition for the remainder of a course if a student withdraws prior to the tuition refund period elapsing. We record refunds as a reduction of deferred revenue, and refunds are limited to the balance of deferred revenue at the date that a student withdraws.

Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates. Additionally, the University offers certain discount programs which provide students with the opportunity to earn increased tuition discounts as they take certain courses. The University evaluates such programs to determine whether the future discounts represent a material right to the student. If the future discounts represent a material right, we estimate the amount of these future discounts based on historical experience with student persistence and recognize the associated amount when the performance obligation is satisfied, which is either when the student attends applicable future courses or is no longer eligible for the discount. As of August 31, 2025 and 2024, we had approximately $13 million and $10 million, respectively, of contract liabilities for discount programs that represent material rights to students that are included in other current liabilities on our consolidated balance sheets.

See Note 1 to our audited consolidated financial statements for more information on revenue recognition.

Allowance for Credit Losses

Our estimated allowance for credit losses is generally based on historical collection experience and write-offs, current student enrollment, the aging of the receivables, and current trends. Accounts receivable are written off once the account is deemed to be uncollectible, which typically occurs after collection efforts have ceased. We believe our allowance for credit losses reflects the amount of receivables that will become uncollectible by considering our most recent collections experience with respect to such receivables, changes in trends and other relevant facts.

We recorded provisions for credit losses of approximately $48 million and $41 million during fiscal years 2025 and 2024, respectively. Our allowance for doubtful accounts was approximately $42 million and $49 million as of August 31, 2025 and August 31, 2024, respectively, which approximated 46% and 51% of gross student receivables as of the respective dates. For the purpose of sensitivity:

•
A ten percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2025 would have resulted in a pre-tax change in income of approximately $9 million; and
•
If our bad debt expense were to have changed by one percent of net revenue for fiscal year 2025, we would have recorded a pre-tax change in income of approximately $10 million.

See Note 1 and Note 5 to our audited consolidated financial statements for more information.

Income Taxes

We are subject to the income tax laws of the United States, which are complex and subject to differing interpretations. As a result, significant judgments and interpretations are required in determining our provision for income taxes and evaluating our uncertain tax positions.

As of August 31, 2025 and 2024, we had approximately $21 million and $47 million of net deferred tax assets, respectively. During fiscal year 2025, we recorded a valuation allowance for deferred taxes related to our Talent Mobility, Inc. operations (see Note 3 and Note 10 to our audited consolidated financial statements for more information). We have not recorded a valuation allowance for any of our other deferred tax assets principally based on our recent cumulative pre-tax income. Additionally, we had $27 million of unrecognized tax benefits, excluding interest and penalties, as of both August 31, 2025 and 2024.

See Note 1 and Note 10 to our audited consolidated financial statements for more information.

Recent Accounting Pronouncements

See Note 1 to our audited consolidated financial statements for recently issued accounting pronouncements adopted or not yet adopted as of the date of this Form 10-K.

JOBS Act Accounting Election

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our audited financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. See Note 1 to our audited consolidated financial statements for more information regarding new or revised accounting pronouncements.

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies; (iii) comply with certain types of new requirements adopted by the PCAOB; and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until August 31, 2031. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to such date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our investments. We invest our excess cash in cash equivalents and marketable securities and earnings from such investments may be adversely affected in the future should interest rates decline. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. During fiscal years 2025 and 2024, our interest rate yields were approximately 4% and 5%, respectively, and we earned approximately $10 million and $17 million of interest income, respectively.

We do not currently have material risk associated with interest expense as we did not have any outstanding debt as of August 31, 2025 and 2024.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Phoenix Education Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Education Partners, Inc. (formerly AP VIII Queso Holdings, L.P.) and subsidiaries (the “Company”) as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended August 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Tempe, Arizona

November 20, 2025

We have served as the Company's auditor since 2004.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$136,504	$297,339
Restricted cash and cash equivalents	36,497	58,831
Marketable securities	9,005	16,336
Accounts receivable, net	58,957	51,245
Prepaid income taxes	3,160	871
Other current assets	21,827	16,844
Total current assets	265,950	441,466
Marketable securities	12,803	10,438
Property and equipment, net	38,846	36,262
Goodwill	3,732	—
Intangible assets, net	87,294	82,725
Operating lease right-of-use assets	41,920	49,073
Deferred income taxes, net	20,566	46,503
Other assets	22,451	28,783
Total assets	$493,562	$695,250
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,696	$33,476
Accrued compensation and benefits	28,534	33,939
Student deposits	11,049	83,823
Deferred revenue	37,210	45,089
Current operating lease liabilities	8,948	9,367
Other current liabilities	50,608	44,814
Total current liabilities	162,045	250,508
Long-term operating lease liabilities	64,352	74,848
Other long-term liabilities	27,110	20,964
Total liabilities	253,507	346,320
Commitments and contingencies (Note 13 and Note 14)
Equity:(1)
General partner	—	—
Limited partners (35,596 and 35,501 shares outstanding as of August 31, 2025 and 2024, respectively)	246,735	327,259
Accumulated other comprehensive income	39	45
Total Phoenix Education Partners, Inc. equity	246,774	327,304
Noncontrolling interests	(6,719)	21,626
Total equity	240,055	348,930
Total liabilities and equity	$493,562	$695,250

(1)
See Note 1, Nature of Operations and Significant Accounting Policies, for a description of our IPO, conversion into a corporation and name change.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
(In thousands, except per share data)(1)	2025	2024
Net revenue	$1,007,192	$950,015
Costs and expenses:
Instructional and support costs	435,992	403,923
General and administrative	352,634	343,993
Strategic alternatives expense, restructuring charges and other	46,435	50,113
Total costs and expenses	835,061	798,029
Operating income	172,131	151,986
Interest income	10,458	16,690
Interest expense	(480)	(960)
Other loss, net	—	(475)
Income before income taxes	182,109	167,241
Provision for income taxes	46,668	52,093
Net income	135,441	115,148
Net income attributable to noncontrolling interests	(1,563)	(2,018)
Net income attributable to Phoenix Education Partners, Inc.	$133,878	$113,130
Earnings per share:(1)
Basic	$3.77	$3.19
Diluted	$3.51	$3.05
Shares used in computing earnings per share:
Basic	35,547	35,425
Diluted	38,108	37,140

(1)
See Note 1, Nature of Operations and Significant Accounting Policies, for a description of our IPO, conversion into a corporation and name change.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2025	2024
Net income	$135,441	$115,148
Other comprehensive (loss) income (net of tax)(1):
Change in fair value of available-for-sale securities	(6)	279
Comprehensive income	135,435	115,427
Comprehensive income attributable to noncontrolling interests	(1,563)	(2,018)
Comprehensive income attributable to Phoenix Education Partners, Inc.	$133,872	$113,409

(1)
The tax effect during fiscal years 2025 and 2024 was not material.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Phoenix Education Partners, Inc.	Noncontrolling	Total
(In thousands, except per share data)	Equity	Shares(1)	Equity	Income	Equity	Interests	Equity
Balance as of August 31, 2023	$—	35,376	$284,088	$(234)	$283,854	$19,516	$303,370
Change in fair value of available-for-sale securities, net of tax	—	—	—	279	279	—	279
Share-based compensation in subsidiary equity	—	150	—	—	—	5,775	5,775
Capital contributions	—	25	—	—	—	98	98
Capital distributions to noncontrolling interests	—	(50)	—	—	—	(5,781)	(5,781)
Capital distributions to limited partners ($2.01 per share)	—	—	(69,959)	—	(69,959)	—	(69,959)
Net income	—	—	113,130	—	113,130	2,018	115,148
Balance as of August 31, 2024	$—	35,501	$327,259	$45	$327,304	$21,626	$348,930
Noncontrolling interest issued in business combination	—	—	—	—	—	4,147	4,147
Change in fair value of available-for-sale securities, net of tax	—	—	—	(6)	(6)	—	(6)
Share-based compensation in subsidiary equity	—	128	—	—	—	2,631	2,631
Capital distributions to noncontrolling interests	—	(33)	—	—	—	(36,686)	(36,686)
Capital distributions to limited partners ($6.16 per share)	—	—	(214,402)	—	(214,402)	—	(214,402)
Net income	—	—	133,878	—	133,878	1,563	135,441
Balance as of August 31, 2025	$—	35,596	$246,735	$39	$246,774	$(6,719)	$240,055

(1)
See Note 1, Nature of Operations and Significant Accounting Policies, for a description of our IPO, conversion into a corporation and name change.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2025	2024
Operating activities:
Net income	$135,441	$115,148
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,631	5,775
Depreciation and amortization	22,013	21,056
Non-cash lease expense	7,153	7,783
Loss on interest rate swaptions	—	12,727
Impairment charges and asset disposal losses	185	212
Provision for credit losses on accounts receivable	47,674	40,532
Deferred income taxes	36,226	20,737
Changes in assets and liabilities, excluding the impact of acquisition:
Accounts receivable	(55,386)	(45,902)
Prepaid income taxes	(2,289)	19,911
Other assets	(677)	(1,104)
Accounts payable	(7,797)	10,185
Accrued compensation and benefits	(5,405)	4,692
Student deposits	(72,774)	(25,671)
Deferred revenue	(7,983)	(5,871)
Operating lease liabilities	(10,915)	(14,095)
Other liabilities	(710)	(2,879)
Net cash provided by operating activities	87,387	163,236
Investing activities:
Purchases of property and equipment	(22,457)	(22,589)
Purchases of marketable securities	(32,828)	(15,316)
Sales of marketable securities	14,376	—
Maturities of marketable securities	23,036	10,756
Acquisition, net of cash acquired	(1,982)	—
Other investing activities	(146)	(353)
Net cash used in investing activities	(20,001)	(27,502)
Financing activities:
Capital contributions	—	98
Capital distributions to noncontrolling interests	(36,153)	(5,332)
Capital distributions to limited partners	(214,402)	(69,959)
Net cash used in financing activities	(250,555)	(75,193)
Net change in cash and restricted cash	(183,169)	60,541
Cash and restricted cash, beginning	356,170	295,629
Cash and restricted cash, end	$173,001	$356,170
Supplemental disclosure information:
Income tax payments, net	$12,761	$11,445
Noncontrolling interest issued in business combination	$4,147	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

As of August 31, 2025, AP VIII Queso Holdings, L.P. (“Queso”, and together with its subsidiaries, the “Company”, “we”, “us”, or “our”) was a limited partnership that was formed in accordance with the laws of Delaware on January 9, 2014. Queso made an election to be classified as a corporation for federal income tax purposes and its fiscal year is from September 1 to August 31. As further described below, subsequent to August 31, 2025, Queso converted into a Delaware corporation pursuant to a statutory conversion, changed its name to Phoenix Education Partners, Inc. (“Phoenix Education Partners”) and completed an initial public offering (“IPO”). In connection with our conversion into a corporation, all of the 1,028,000 outstanding limited partnership units of Queso were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Following our conversion into a corporation, Phoenix Education Partners holds all of the property and assets of Queso and assumed all of the debts and obligations of Queso. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, we have applied retrospective presentation to our earnings per share for all periods presented in our financial statements to reflect the shares of common stock resulting from our IPO. See Earnings Per Share below for additional information.

As of August 31, 2025, the limited partners had contributed $1,028 million to the Company, in exchange for the issuance of units representing a fractional part of the partnership interests of all limited partners in Queso. No limited partner had any right or obligation to make any further capital contributions to Queso. Distributions of available cash or other assets to the limited partners of Queso (in proportion to their relative percentage interests) have been made at such times and in such amounts as determined by its general partner.

On February 1, 2017, Queso acquired Phoenix Education Operating Corp. (formerly known as Apollo Education Group, Inc.) and its subsidiaries (“PEOC”), which was publicly traded prior to the acquisition, pursuant to an Agreement and Plan of Merger, dated February 7, 2016, by merging Socrates Merger Sub, Inc., an Arizona corporation and a wholly owned subsidiary of Queso, with and into PEOC, with PEOC surviving as a wholly owned subsidiary of Queso. Following this merger, Queso holds all of the equity interests in PEOC, an education provider that offers undergraduate, graduate, certificate and nondegree educational programs and services principally online to working adults in the U.S. through The University of Phoenix, Inc. (the “University”).

Four Three Education, Inc. (“Four Three”)

On May 31, 2023, the University entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Four Three, an Idaho non-profit corporation affiliated with The Regents of the University of Idaho (“UofI”), under which Four Three would acquire substantially all the assets which relate to, or are used in connection with, operating the business of the University for a base purchase price of $550 million. In June 2024, the Purchase Agreement was extended through June 10, 2025 to provide additional time to complete the sale. As part of the extension, University of Phoenix paid a $5 million extension fee to UofI and the exclusivity clause in the Purchase Agreement was removed providing University of Phoenix the right to pursue other transactions at its discretion. In June 2025, we terminated the Purchase Agreement and paid an incremental fee of $12.2 million to UofI, which is included in strategic alternatives expense, restructuring charges and other on our consolidated statements of income.

Initial Public Offering

At the closing of our IPO on October 10, 2025, certain of our existing shareholders sold 4,250,000 shares at the IPO price of $32.00 per share. The existing shareholders sold an additional 637,500 shares on October 15, 2025 at the IPO price. The selling shareholders received all of the proceeds from these sales. Accordingly, we did not receive any proceeds from the sale of shares associated with the offering. We expensed all offering costs, primarily consisting of accounting, legal, printing and filing services, and other third-party fees related to the IPO, as incurred because we did not receive any proceeds from the offering. We incurred approximately $10 million of these offering costs in fiscal year 2025, and did not incur any of these offering costs in fiscal year 2024. This expense is included in strategic alternatives expense, restructuring charges and other on our consolidated statements of income. We also incurred approximately $5 million of these offering costs subsequent to August 31, 2025.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Prior to the IPO, we owned approximately 98% of the outstanding shares of the University’s common stock. In connection with the IPO, all of the outstanding shares of the University’s common stock owned by persons other than us were converted into shares of our common stock at a ratio equal to one share of our common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of our common stock upon the conversion of 790,714 outstanding shares of the University’s common stock, and the University is now a wholly owned subsidiary of the Company. Upon the future vesting of the University’s outstanding restricted stock units, we will issue shares of our common stock on a 1 for 1 basis. Upon the future exercise of the University’s outstanding stock options, we will have the right to either issue shares of our common stock in exchange for the shares of the University’s common stock received upon exercise on a 1 for 1 basis or purchase the shares of the University’s common stock received upon exercise for cash.

In connection with the IPO, in October 2025, we modified all of the University’s approximately 1.7 million outstanding stock options that previously vested solely upon a change in control or ownership. As a result, approximately 0.9 million of such options vested on the IPO closing date, and the remaining approximately 0.8 million will vest on the first anniversary of the IPO, subject to continued employment through such vesting date. These modified stock options have a weighted-average exercise price per share of $10.74. Additionally, we modified 3.2 million outstanding stock options, including approximately 1.4 million of the 1.7 million referenced above, to extend the time period that holders have to exercise post-termination. We also granted the following upon IPO completion:

•
1.3 million restricted stock units that are subject to service-based vesting over three years;
•
0.5 million performance share units that are subject to both service-vesting and performance-vesting conditions over three years with the number of common shares that will ultimately be issued calculated by multiplying the number of performance shares by a payout percentage that ranges from 0% up to 200%; and
•
0.1 million of unrestricted shares of common stock.

Revolving Credit Facility

On November 13, 2025, we entered into a senior secured revolving credit facility in an aggregate principal amount of $100 million (the “Revolving Facility”). The Revolving Facility is available for general corporate purposes, including letters of credit, for the Company and its subsidiaries. The Revolving Facility matures on November 13, 2030. Borrowings under the Revolving Facility bear interest at a rate equal to, at our option, either (a) a term Secured Overnight Financing Rate (“SOFR”) (subject to a floor of zero), plus an applicable margin of 2.50% per annum or (b) a base rate (subject to a floor of 1.00%) determined by reference to the highest of (i) the greater of the federal funds effective rate and the overnight bank funding rate, in each case plus 0.50% per annum, (ii) the rate of interest per annum determined by the administrative agent under the Revolving Facility as its prime commercial lending rate for loans denominated in U.S. dollars and (iii) the one-month term SOFR plus 1.00% per annum, plus an applicable margin of 1.50% per annum. The Revolving Facility also has a commitment fee equal to 0.375% per annum of the unutilized commitments. In addition, the Revolving Facility requires us to comply on a quarterly basis, commencing with the fiscal quarter ending February 28, 2026, with a maximum leverage ratio if borrowings under the Revolving Facility on such date exceeds 35% of the then outstanding commitments under the Revolving Facility.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have reclassified the presentation of certain prior year information to conform to our current presentation.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimates, Assumptions and Judgments

The preparation of these consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during applicable reporting periods. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ from our estimates under different assumptions, judgments or conditions.

Principles of Consolidation

These consolidated financial statements include the assets, liabilities, revenues and expenses of Phoenix Education Partners, our wholly-owned subsidiaries and other subsidiaries that we control, substantially all of which represents the University. We eliminate intercompany transactions and balances in consolidation.

We record noncontrolling interests to recognize the noncontrolling ownership interests in our consolidated subsidiaries. We allocate a portion of the net income (loss) of such subsidiaries to our noncontrolling interests generally based on the respective noncontrolling shareholder’s ownership interest in the consolidated subsidiary.

Revenue Recognition

We recognize revenue in a manner to depict the transfer of goods or services to our customers at an amount that reflects the consideration we expect to receive in exchange for our goods or services. The University generates all of our consolidated net revenue, and substantially all of the University’s net revenue is generated from tuition-bearing degree programs. The University’s students generally fund their education through loans and/or grants from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), military benefit programs, tuition assistance from their employers, or personal funds.

We analyze revenue recognition on a portfolio approach based on our determination that the University’s students generally behave similarly (e.g., enrollment agreements all contain similar terms, refund policies are consistent, and all students work with the University to obtain some type of funding as described above). We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each contract separately.

Under the University’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of courses taken consecutively over the length of the program. Each course represents one performance obligation that the University satisfies over time and, accordingly, time elapsed (an output method) is used to recognize revenue evenly over the duration of the course (e.g., daily over five weeks for a five-week course). For students who participate in the University’s risk-free, three-week program during their first credit-bearing course, the University does not recognize revenue for the risk-free period until students continue beyond the risk-free period, which is when the contract with the student has commercial substance.

The University’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Accordingly, the University ceases revenue recognition for the remainder of a course if a student withdraws prior to the tuition refund period elapsing. We record refunds as a reduction of deferred revenue, and refunds are limited to the balance of deferred revenue at the date that a student withdraws.

Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates. Additionally, the University offers certain discount programs which provide students with the opportunity to earn increased tuition discounts as they take certain courses. The University evaluates such programs to determine whether the future discounts represent a material right to the student. If the future discounts represent a material right, we estimate the amount of these future discounts based on historical experience with student persistence and recognize the associated amount when the performance obligation is satisfied, which is either when the student attends applicable future courses or is no longer eligible for the discount. As of August 31, 2025 and 2024, we had $13.1 million and $10.3 million, respectively, of contract liabilities for discount programs that represent material rights to students that are included in other current liabilities on our consolidated balance sheets.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and support costs and were $3.8 million and $3.3 million during fiscal years 2025 and 2024, respectively.

Sales and other indirect taxes collected from students and remitted to governmental authorities are excluded from net revenue. Collected but unremitted sales and other indirect taxes are included as a liability on our consolidated balance sheets and are not material to our consolidated financial statements.

As of August 31, 2025 and 2024, in addition to the material rights discussed above, we had contract liabilities consisting of deferred revenue and student deposits as reflected on our consolidated balance sheets. The decrease in student deposits from August 31, 2024 to August 31, 2025 was primarily due to a change in the timing of financial aid disbursements for the University’s students. Before the change, financial aid funds were typically disbursed in two installments that generally involved four courses. Such funding was included in student deposits on our consolidated balance sheets until students began subsequent courses. Beginning in July 2024, the University began transitioning to financial aid disbursements by course with students transitioning after they complete their current academic year. Other changes in our contract liabilities primarily result from the timing of financial aid disbursements and course starts along with our associated performance.

Allowance for Credit Losses

We reduce our accounts receivable by an allowance for estimated losses, which encompasses estimates that are subjective and require judgment. Our estimates generally are based on historical collection experience and write-offs, current student enrollment, the aging of the receivables, and current trends. Accounts receivable are written off once the account is deemed to be uncollectible, which typically occurs after collection efforts have ceased.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

We consider all highly liquid investments with original maturities to us of three months or less from the date we purchase the investment to be cash equivalents. Our cash and cash equivalents are all placed with high-credit-quality financial institutions and only a limited portion is insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on our cash and cash equivalents.

Restricted cash and cash equivalents are presented separately from cash and cash equivalents on our consolidated balance sheets. Restricted cash primarily represents collateral for an outstanding letter of credit that supports a sublease for a facility we have exited, and Title IV funds held for students that results in credit balances on a student’s account, which we are required to maintain and restrict pursuant to the terms of our program participation agreement with the Department of Education. The terms and conditions of Title IV programs are the only restriction on the use of these funds.

The following provides a reconciliation of cash and restricted cash as presented on our consolidated statements of cash flows as of August 31:

($ in thousands)	2025	2024
Cash and cash equivalents	$136,504	$297,339
Restricted cash and cash equivalents	36,497	58,831
Total cash and restricted cash	$173,001	$356,170

Marketable Securities

We invest a portion of our excess cash in instruments that may include corporate bonds, tax-exempt municipal bonds, time deposits, commercial paper and other marketable securities. We present such instruments with original maturities to us greater than three months as marketable securities on our consolidated balance sheets, and we classify our marketable securities as either current or noncurrent based on each instrument’s remaining contractual maturity. Securities with maturities of twelve months or less are classified as current, and securities with maturities greater than twelve months are classified as noncurrent.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We determine the designation of our marketable securities at the time of purchase and reevaluate such designation at the end of each period. We designate and account for our marketable securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, reflected in equity as a component of accumulated other comprehensive income.

We periodically review our marketable securities for impairment by considering whether we intend to sell the impaired security or whether it is more likely than not that we will be required to sell the security before recovering its amortized cost basis. If a security is impaired, the credit loss is recognized in earnings on our consolidated statements of income.

Property and Equipment, Net

Property and equipment is recorded at cost less accumulated depreciation. We capitalize certain costs to internally develop software consisting primarily of the direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage primarily include the costs of designing the application, coding, installation of hardware, and testing.

Our construction in progress principally represents internally developed software. Such construction in progress is recorded at cost and is depreciated once the related asset is ready for its intended use. The costs of repairs and maintenance are expensed as incurred.

Property and equipment is depreciated using the straight-line method over the following useful lives:

Software	3 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

Business Combinations

We include the results of operations of businesses we acquire from the date of the respective acquisition. We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed at fair value. The excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed is recorded as goodwill. We expense transaction costs associated with business combinations as incurred.

Goodwill and Intangibles

We assign indefinite lives to intangibles that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible; and we intend to renew the respective intangible, as applicable, and renewal can be accomplished at little cost. Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the expected consumption pattern of the economic benefits of the assets.

We assess goodwill and indefinite-lived intangibles for impairment at least annually with an impairment test date of July 1. In performing our impairment tests, we first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or an intangible is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed, we proceed with quantitative impairment tests. In performing quantitative impairment tests for goodwill and intangibles, we compare the estimated fair value of the reporting unit or intangible with its carrying value and recognize an impairment if the carrying value exceeds its fair value.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for either the reporting unit or respective intangible.

When performing a quantitative goodwill or indefinite-lived intangibles impairment test, we generally determine fair value using an income-based approach, a market-based approach or a combination of both methods. The fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards.

Other Long-Lived Asset Impairments

We evaluate the carrying amount of our other long-lived assets whenever changes in circumstances or events indicate that the carrying value of such assets may not be recoverable. If such circumstances or events occur, we assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the assets with their carrying value. If the carrying value of the assets exceeds the estimated undiscounted future cash flows expected to be generated by the assets, an impairment loss is recognized for the difference between the estimated fair value of the assets and their carrying value.

Leases

We determine if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheets and instead, the short-term lease cost is accounted for on a straight-line basis over the lease term.

At the lease commencement date, we recognize a lease liability and a right-of-use (“ROU”) asset representing our right to use the underlying asset over the lease term. The initial measurement of the lease liability is calculated on the basis of the present value of the remaining lease payments and the ROU asset is measured on the basis of this liability, adjusted by prepaid and accrued rent, lease incentives, and initial direct costs. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating lease or a finance lease. We do not have any financing leases and operating lease cost is recognized on a straight-line basis over the lease term, with the cost included in instructional and support costs, general and administrative and strategic alternatives expense, restructuring charges and other on our consolidated statements of income.

Our leases require other payments such as costs related to service components, real estate taxes, common area maintenance, and insurance. These costs are generally variable in nature and based on the actual costs incurred and required by the lease. As we have elected to not separate lease and non-lease components for all classes of underlying asset, all variable costs associated with the lease are expensed in the period incurred and presented and disclosed as variable lease costs. Our lease agreements do not contain any material residual value guarantees or material restrictive financial covenants. We do not have any leases that have not yet commenced that create significant rights and obligations for the lessee.

A lessee is required to use the rate implicit in the lease when measuring the lease liability, unless that rate is not readily determinable. Alternatively, we are permitted to use our incremental borrowing rate (“IBR”), which is defined as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. Since the rates implicit in our leases are not readily determinable, we use our IBR when measuring our leases. The IBR is calculated using treasury yield curve rates, adjusted with a risk base spread.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restructuring Charges

Restructuring charges principally consist of expense associated with non-cancelable lease obligations and other related expenses for leased space we have exited as part of our ground campus and administrative space rationalization plans, severance and other employee separation costs, and other expenses related to exit activities. We recognize restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Measuring fair value and recognizing the associated liabilities is subjective and requires significant judgment. For our non-cancelable lease obligations, we record the obligation when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed over the future service period. As of August 31, 2025, our remaining restructuring liabilities associated with leases consists of future non-rent, executory costs from leases we exited prior to adopting the new lease standard.

We record a cumulative adjustment resulting from changes in the estimated timing or amount of cash flows associated with restructuring obligations in the period of change using the same discount rate that was initially used to measure the obligation’s fair value. Changes in restructuring obligations resulting from the passage of time are recorded as accretion expense. Adjustments to restructuring obligations, including accretion expense, are included in strategic alternatives expense, restructuring charges and other on our consolidated statements of income.

Loss Contingencies

We are subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss or range of loss can be estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. The liability excludes any anticipated loss recoveries from third parties such as insurers, which are recorded as a receivable if recovery is probable. If the loss is not probable or estimable, we disclose the claim if the likelihood of a potential loss is reasonably possible and the range of reasonably possible loss could be material. For matters where no loss contingency is recorded, we expense legal fees as incurred.

Share-Based Compensation

As described in Note 12, Share-Based Awards and Savings Plan, all of our share-based awards as of August 31, 2025 cover common stock in our subsidiary, the University. Accordingly, we record compensation expense associated with these share-based awards as a component of noncontrolling interests on our consolidated balance sheets.

We measure and recognize compensation expense for our equity classified share-based awards based on the estimated fair value of the awards on the grant date. We record compensation expense for these awards over the requisite service period using the straight-line method for awards with a service condition and the graded vesting attribution method for awards with both service and performance conditions. We account for forfeitures when they occur.

For share-based awards with service and performance conditions, we measure the fair value of such awards as of the grant date and record expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares expected to vest is based on our determination of the probable outcome of the performance condition. For awards that vest solely upon a change in control, we typically do not believe a change in control is probable (and therefore omit the related shares from our estimate) until an applicable transaction is consummated. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes

We are subject to the income tax laws of the United States, which are complex and subject to differing interpretations. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.

We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense on our consolidated statements of income.

Advertising Costs

We expense advertising costs as incurred. Our advertising costs were $181 million and $176 million in fiscal years 2025 and 2024, respectively, and are included in general and administrative on our consolidated statements of income.

Earnings Per Share

As described above in “—Description of Business,” we completed our IPO on October 10, 2025. In connection with the IPO, AP VIII Queso Holdings, L.P. converted into a Delaware corporation and all of its 1,028,000 outstanding limited partnership units were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Additionally, all of the outstanding shares of the University’s common stock owned by persons other than us were converted into shares of our common stock at a ratio equal to one share of our common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of our common stock upon the conversion of 790,714 outstanding shares of the University’s common stock, and the University is now a wholly owned subsidiary of the Company. Further, we will issue shares of our common stock on a 1 for 1 basis upon the vesting and/or future exercise of the University’s outstanding share-based awards. We have applied retrospective presentation to our earnings per share for all periods presented in our financial statements such that weighted average shares outstanding reflects these conversions resulting from the IPO.

We calculate earnings per share by dividing net income attributable to Phoenix Education Partners by the weighted average shares outstanding. As of August 31, 2025, there were no potentially dilutive securities in Phoenix Education Partners. However, as described above, all outstanding share-based awards in the University will be converted into shares of our common stock upon future vesting and/or exercise. We have calculated the dilutive effect of these share-based awards by applying the treasury stock method.

Related Party Transactions

We received management consulting and advisory professional services for approximately $2 million in both fiscal years 2025 and 2024, which includes certain reimbursable costs, payable to an affiliate of Apollo Global Management, Inc. (“Apollo”) and The Vistria Group, LP (“Vistria”). Apollo and Vistria are affiliated with entities that have ownership interests in Phoenix Education Partners. Fees associated with these services are included in strategic alternatives expense, restructuring charges and other on our consolidated statements of income. Our management consulting agreement with Apollo and Vistria was terminated effective as of the pricing of our IPO.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We also have related party transactions with certain Apollo-affiliated portfolio companies, which includes payments of $4.8 million and $3.4 million in fiscal years 2025 and 2024, respectively, to Rackspace Technology, Inc. for technology services.

Fair Value

The carrying amount of financial assets and financial liabilities reported on our consolidated balance sheets, including accounts receivable and accounts payable, approximate fair value because of the short-term nature of these financial instruments.

For fair value measurements of assets and liabilities that are recognized or disclosed at fair value, we consider fair value to be an exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We use valuation techniques to determine fair value consistent with the market approach, income approach and/or cost approach, and we prioritize the inputs used in our valuation techniques using the following three-tier fair value hierarchy:

•
Level 1 - Observable inputs that reflect unadjusted quoted prices in active markets for identical assets and liabilities;
•
Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•
Level 3 - Unobservable inputs that are supported by little or no market activity.

We categorize each of our fair value measurements for disclosure purposes in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. In measuring fair value, our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs.

New Accounting Standards

Segment Reporting - Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU on September 1, 2024 and applied the amendments retrospectively. See Note 15, Segment Reporting.

Income Taxes - Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which modifies and enhances certain required income tax disclosures. ASU 2023-09 was effective for

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

our fiscal year that began on September 1, 2025 and we are currently evaluating the impact it may have on our financial statement disclosures.

Financial Instruments - Credit Losses

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments – Credit Losses (Topic 326‑20): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets. ASU 2025-05 will be effective for our fiscal year beginning on September 1, 2026 and we are currently evaluating the impact it may have on our consolidated financial statements.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. This ASU will be effective for our fiscal year beginning on September 1, 2027 and we are currently evaluating the impact this ASU may have on our financial statement disclosures.

Intangibles Goodwill and Other - Internal-Use Software

In September 2025, the FASB issued ASU 2025‑06, Intangibles Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for our fiscal year beginning on September 1, 2028 and we are currently evaluating the impact it may have on our consolidated financial statements.

Note 2. Strategic Alternatives Expense, Restructuring Charges and Other

Strategic alternatives expense, restructuring charges and other include the following for the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Strategic alternatives expense	$27,342	$12,530
Exited lease expense, net	6,365	15,201
Loss on interest rate swaptions	—	12,727
Severance costs	474	1,091
Other	12,254	8,564
Strategic alternatives expense, restructuring charges and other	$46,435	$50,113

Strategic alternatives expense and loss on interest rate swaptions represent expense associated with the evaluation of strategic alternatives for the future ownership of the University (see Note 1, Nature of Operations and Significant Accounting Policies). See Note 9, Other Liabilities, for information on the University’s restructuring activities.

Note 3. Acquisition

As of August 31, 2024, Talent Mobility, LLC, a wholly owned subsidiary of PEOC, had a minority ownership interest in Empath, Inc. (“Empath”). Empath provides clients with a company-wide skills inventory for its employees through machine learning-based skills inference. In the first quarter of fiscal year 2025, PEOC acquired a controlling interest in Empath pursuant to an Agreement and Plan of Merger, by merging Talent Mobility, LLC with Empath, with Empath surviving as a subsidiary of PEOC. Empath was subsequently renamed “Talent Mobility, Inc.” PEOC

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

paid approximately $2 million, net of cash acquired, to facilitate this merger and did not incur material transaction costs.

We accounted for this merger as a business combination and allocated the purchase price to the assets acquired and liabilities assumed at fair value as summarized below:

($ in thousands)
Cash	$2,418
Definite-lived intangibles - Technology (3 year useful life)	7,254
Goodwill	3,732
Deferred income taxes	(1,706)
Other	(99)
Total assets acquired and liabilities assumed, net	11,599
Less: Fair value of noncontrolling interests	(4,147)
Total fair value of consideration transferred	7,452
Less: Cash acquired	(2,418)
Less: Fair value of equity method investment	(2,452)
Less: Note forgiven	(600)
Cash paid for acquisition, net of cash acquired	$1,982

We determined fair value using the following assumptions, the majority of which include significant unobservable inputs (Level 3), that we believe reasonable market participants would use while employing the concept of highest and best use of the respective items:

•
Intangibles – We valued the technology primarily using the replacement cost approach. We determined this acquired intangible asset is finite-lived and we are amortizing the asset on a straight-line basis over three years, which we believe reflects the pattern in which the economic benefits of the asset are expected to be consumed.
•
Other – The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.
•
Noncontrolling interests – We estimated the fair value of the noncontrolling interests principally as the noncontrolling ownership percentage of the implied fair value of the acquired entity, and applied a discount for lack of control.

The goodwill resulting from the merger is principally attributable to the future earnings potential associated with customer enrollment growth and other intangibles that do not qualify for separate recognition such as the assembled workforce. The operating results of Empath are included in our consolidated financial statements from the date of acquisition and its results are not material to our consolidated results of operations. Pro forma financial information is not presented as Empath’s results were not material to our consolidated statements of income.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4. Financial Instruments

The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	August 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$129,113	$—	$—	$129,113	$129,113	$—	$—
Level 1:
Money market funds	39,574	—	—	39,574	39,574	—	—
Level 2:
Corporate bonds	26,070	71	(19)	26,122	4,314	9,005	12,803
Total	$194,757	$71	$(19)	$194,809	$173,001	$9,005	$12,803

	August 31, 2024
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$162,273	$—	$—	$162,273	$162,273	$—	$—
Level 1:
Money market funds	193,897	—	—	193,897	193,897	—	—
Level 2:
Corporate bonds	26,714	75	(15)	26,774	—	16,336	10,438
Total	$382,884	$75	$(15)	$382,944	$356,170	$16,336	$10,438

(1)
Cash and cash equivalents includes restricted cash and cash equivalents.

We measure our financial instruments at fair value on a recurring basis as follows:

•
Money market funds—We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.
•
Other financial instruments—We use a market approach with Level 2 observable inputs for all other securities. The Level 2 inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.

Our marketable securities have maturities that occur within three years. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales. Additionally, all of our securities are investment grade and we have no related allowance for credit losses as of August 31, 2025.

Note 5. Accounts Receivable, Net

Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2025	2024
Student accounts receivable	$91,127	$97,388
Allowance for credit losses	(42,000)	(49,200)
Net student accounts receivable	49,127	48,188
Related party receivable	-	600
Other receivables	9,830	2,457
Accounts receivable, net	$58,957	$51,245

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is insignificant relative to the total student receivables.

The following summarizes the activity in allowance for credit losses during the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Beginning allowance for credit losses	$49,200	$51,972
Provision for credit losses on accounts receivable	47,674	40,532
Write-offs, net of recoveries	(54,874)	(43,304)
Ending allowance for credit losses	$42,000	$49,200

Note 6. Property and Equipment, Net

Property and equipment, net consist of the following as of August 31:

($ in thousands)	2025	2024
Software	$47,708	$40,373
Leasehold improvements (includes tenant improvement allowances)	7,865	7,562
Furniture and equipment	6,221	7,065
Gross property and equipment, less any construction in progress	61,794	55,000
Accumulated depreciation	(28,523)	(24,439)
Property and equipment, net, less any construction in progress	33,271	30,561
Construction in progress	5,575	5,701
Property and equipment, net	$38,846	$36,262

Depreciation expense was the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Software depreciation	$15,508	$16,229
Other depreciation	3,734	4,394
Depreciation expense	$19,242	$20,623

Note 7. Goodwill and Intangibles

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the net assets acquired and liabilities assumed. See Note 3, Acquisition, for goodwill acquired in fiscal year 2025.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Intangibles consist of the following as of August 31:

	2025			2024
($ in thousands)	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Curriculum	$659	$(301)	$358	$1,154	$(529)	$625
Technology(1)	7,254	(2,418)	4,836	—	—	—
Total finite-lived intangibles	7,913	(2,719)	5,194	1,154	(529)	625
Trademark	20,600	-	20,600	20,600	-	20,600
Accreditation	61,500	-	61,500	61,500	-	61,500
Total indefinite-lived intangibles	82,100	-	82,100	82,100	-	82,100
Total intangible assets, net	$90,013	$(2,719)	$87,294	$83,254	$(529)	$82,725

(1)
As disclosed in Note 3, Acquisition, we acquired certain intangibles in fiscal year 2025.

Our finite-lived intangibles are amortized on a straight-line basis and amortization expense in fiscal years 2025 and 2024 was $2.8 million and $0.4 million, respectively. The weighted average remaining useful life of our finite-lived intangibles as of August 31, 2025 was approximately 2 years and the estimated future amortization expense of our finite-lived intangibles as of August 31, 2025 is as follows:

($ in thousands)	2026	2027	2028	Total
Estimated future amortization expense(1)	$2,617	$2,542	$35	$5,194

(1)
Estimated future amortization expense may vary if acquisitions and dispositions occur in the future.

Note 8. Leases

Lease expense is included in instructional and support costs, general and administrative and strategic alternatives expense, restructuring charges and other on our consolidated statements of income. The components of our operating lease costs were the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Operating lease cost	$13,638	$15,258
Variable lease cost(1)	2,628	4,096
Less: Sublease income	(6,003)	(5,647)
Total lease cost, net	$10,263	$13,707

(1)
We did not have any material short-term lease cost in fiscal years 2025 and 2024.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The maturities of our operating lease payments were as follows for periods subsequent to August 31, 2025:

($ in thousands)
2026	$14,627
2027	16,265
2028	16,590
2029	16,922
2030	17,260
Thereafter	10,185
Total operating lease payments	91,849
Less: liability accretion	(18,549)
Present value of operating lease liabilities	73,300
Less: current operating lease liabilities	(8,948)
Long-term operating lease liabilities	$64,352

The following provides supplemental information related to leases for the respective periods:

	Year Ended August 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$17.4 million	$21.4 million
Operating lease ROU asset changes in exchange for new / remeasured lease liabilities	None	None
Weighted-average remaining operating lease term	5 years	6 years
Weighted-average operating lease discount rate	8.6%	8.6%

Note 9. Other Liabilities

Other current liabilities consist of the following as of August 31:

($ in thousands)	2025	2024
Accrued advertising	$14,740	$15,378
Contract liabilities for discount programs	13,079	10,305
Restructuring obligations(1)	2,991	3,408
Other	19,798	15,723
Total other current liabilities	$50,608	$44,814

Other long-term liabilities consist of the following as of August 31:

($ in thousands)	2025	2024
Restructuring obligations(1)	$12,909	$18,478
Uncertain tax positions(2)	11,994	-
Other	2,207	2,486
Total other long-term liabilities	$27,110	$20,964

(1)
The University’s restructuring activities over recent years have been completed and principally included closing ground locations, rationalizing leased administrative office facilities, and workforce reductions. Our liability, including current and long-term, associated with these activities was $16.0 million and $21.9 million as of August 31, 2025 and 2024, respectively, and principally represents the present value of future estimated non-rent, executory costs associated with an exited lease that will be paid over the respective lease term through fiscal year 2031. The decrease in the liability during fiscal year 2025 was principally attributable to payments

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

related to such lease and a decrease in estimated future costs. The gross, undiscounted obligation associated with this liability was approximately $19 million as of August 31, 2025.
(2)
This uncertain tax position relates to a worthless stock deduction taken in fiscal year 2019. We have recorded an uncertain tax position liability as we use the net operating losses associated with the unrecognized tax benefits.

Note 10. Income Taxes

All of our income before income taxes was generated in the United States in fiscal years 2025 and 2024. The provision for income taxes consists of the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Current:
U.S. federal	$17,373	$26,668
State and local	5,095	4,688
Total current	22,468	31,356
Deferred:
U.S. federal	20,473	16,683
State and local	3,727	4,054
Total deferred	24,200	20,737
Provision for income taxes	$46,668	$52,093

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate of 21% as a result of the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Provision for income taxes at the statutory U.S. federal income tax rate	$38,243	$35,121
Effect of:
State income taxes, net of federal benefit	6,684	6,574
Claim of right reversal, net	—	8,842
Other, net	1,741	1,556
Provision for income taxes	$46,668	$52,093

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$9,494	$10,718
Lease restructuring liability	3,907	5,345
Operating lease liabilities	18,014	20,773
Net operating loss carryforward(1)	13,337	25,264
Share-based compensation	5,865	5,720
Other	4,932	11,448
Gross deferred tax assets	55,549	79,268
Valuation allowance(2)	(2,749)	—
Deferred tax assets, net of valuation allowance	52,800	79,268
Deferred tax liabilities:
Fixed assets	—	568
Intangibles	20,395	19,123
Operating lease right-of-use assets	10,302	12,105
Other	1,537	969
Gross deferred tax liabilities	32,234	32,765
Deferred income taxes, net	$20,566	$46,503

(1)
As of August 31, 2025, we had approximately $48 million of federal net operating loss carryforwards that carry forward indefinitely. We also had approximately $12 million of state net operating loss carryforwards that carry forward indefinitely and $279 million that expire in various years beginning 2025 through 2039. In addition to our net operating loss carryforwards, Talent Mobility, Inc. (see Note 3, Acquisition) has approximately $8 million of federal net operating loss carryforwards that carry forward indefinitely and approximately $9 million of state net operating losses that expire in various years beginning 2040 through 2045. The Talent Mobility, Inc. net operating loss carryforwards are available to only offset taxable income generated by Talent Mobility, Inc. The utilization of both the Company’s and Talent Mobility, Inc.’s net operating loss carryforwards may be subject to annual limitations due to ownership change provisions, as applicable, under income tax laws.
(2)
During fiscal year 2025, we recorded a full valuation allowance for deferred taxes related to our Talent Mobility, Inc. operations. We have not recorded a valuation allowance for any of our other deferred tax assets principally based on our recent cumulative pre-tax income.

Uncertain Tax Positions

The following summarizes the activity in unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Beginning unrecognized tax benefits	$26,585	$26,585
Increases for tax positions taken in current year	—	—
Increases for tax positions taken in prior years	—	—
Decreases for settlements with tax authorities	—	—
Decreases for tax positions of prior years	—	—
Decreases due to lapse of applicable statutes of limitations	—	—
Ending unrecognized tax benefits	$26,585	$26,585

Interest and penalties related to unrecognized tax benefits, which are included in provision for income taxes on our consolidated statements of income, were insignificant in fiscal years 2025 and 2024. As of August 31, 2025 and 2024, we did not have any accrued interest or penalties related to unrecognized tax benefits on our consolidated balance sheets.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Although we cannot predict the timing of resolution with taxing authorities, if any, we do not believe it is reasonably possible that any of our unrecognized tax benefits will be reduced in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations.

As of August 31, 2025, $25.5 million of our unrecognized tax benefits would favorably affect our effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense.

Income Tax Audits

Our U.S. federal income tax return for fiscal year 2023 is currently under review by the Internal Revenue Service and our U.S. federal income tax returns for fiscal years 2022 and 2024 are currently open for review. Additionally, tax years as early as fiscal year 2020 remain subject to examination by state or local tax authorities.

Tax Law Changes

The One Big Beautiful Bill Act (“OBBB”), signed into law on July 4, 2025, included significant changes to federal income tax related provisions. We have analyzed and accounted for the impacts of OBBB and determined there is no material impact on our effective tax rate for fiscal year 2025.

Note 11. Earnings Per Share

See Note 1, Nature of Operations and Significant Accounting Policies, for discussion of our IPO completed subsequent to August 31, 2025 and the related retrospective presentation of our earnings per share for all periods presented.

The components of basic and diluted earnings per share consist of the following for the respective periods:

	Year Ended August 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net income attributable to Phoenix Education Partners, Inc. (basic and diluted)	$133,878	$113,130
Denominator:
Basic weighted average shares outstanding	35,547	35,425
Diluted effect of stock options(1)	2,509	1,626
Diluted effect of restricted stock units(1)	52	89
Diluted weighted average shares outstanding	38,108	37,140
Basic income per share attributable to Phoenix Education Partners, Inc.	$3.77	$3.19
Diluted income per share attributable to Phoenix Education Partners, Inc.	$3.51	$3.05

(1)
Diluted shares during fiscal year 2025 excludes approximately 1.7 million outstanding stock options and less than 0.1 million restricted stock units, and fiscal year 2024 excludes approximately 2.1 million outstanding stock options and 0.1 million restricted stock units because such awards are contingently issuable shares. Substantially all of the contingently issuable awards vest upon certain changes in control or ownership and some are contingently issuable because they vest upon achievement of performance conditions. See Note 1, Nature of Operations and Significant Accounting Policies, for discussion of our IPO completed subsequent to August 31, 2025.

Note 12. Share-Based Awards and Savings Plan

Share-Based Awards

The University adopted the University of Phoenix, Inc. Management Equity Plan (“UOPX Plan”) whereby the University may grant various share-based awards covering shares of its common stock, including nonqualified stock options, restricted stock units (“RSUs”) and other equity-based awards. Approximately 7.4 million shares of the

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

University’s common stock have been reserved for issuance over the term of the UOPX Plan and 5.3 million shares were available for issuance under the UOPX Plan as of August 31, 2025.

Awards granted under the UOPX Plan may have both service-vesting and performance-vesting conditions and generally vest over one to five years. However, the majority of the University’s share-based awards vest or become exercisable, as applicable, immediately upon certain changes in control or ownership. See Note 1, Nature of Operations and Significant Accounting Policies, for discussion of certain share-based award modifications and grants effective upon our IPO.

University of Phoenix Stock Options

Under the UOPX Plan, stock options are granted at exercise prices equal to or exceeding the fair market value of the University’s common stock on the date of the grant and have contractual terms of five or ten years. The University issues new shares of common stock when stock options are exercised.

The University has granted stock options which vest over time periods ranging from one to five years, vest based on financial performance measures and/or vest upon certain changes in control or ownership. For stock options subject to performance conditions, we record expense for our estimate of the number of options expected to vest based on our determination of the probable outcome of the performance conditions, and we ultimately adjust the expense recognized to reflect the actual vested options following the resolution of the performance conditions.

The following provides a summary of the University’s stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted Average Exercise Price per Share(1)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at August 31, 2023	4,967	$9.92
Granted	—	N/A
Exercised(2)	(25)	$3.90		$285
Forfeited, canceled or expired	—	N/A
Balance at August 31, 2024	4,942	$8.61
Granted	—	N/A
Exercised(2)	—	N/A		N/A
Forfeited, canceled or expired	(12)	$10.61
Balance at August 31, 2025	4,930	$8.61	6	$115,326
Vested and expected to vest as of August 31, 2025	3,202	$7.46	6	$78,589
Exercisable as of August 31, 2025	2,798	$7.00	4	$69,936
Available for future grant as of August 31, 2025	302

(1)
During fiscal year 2024, the University paid dividends of $2.01 per share. The outstanding stock options as of the dividend date participated in the dividend through either a cash payment or a reduction in exercise price. In fiscal year 2025, there were no reductions in exercise price associated with dividends as outstanding stock options participated in dividends through cash payments.
(2)
We did not receive any cash from stock option exercises in fiscal year 2025. In fiscal year 2024, cash received from options was $0.1 million, and the actual tax benefit realized on stock option exercises was insignificant.

As of August 31, 2025, the University had approximately $12 million of unrecognized compensation expense related to stock options that vest upon certain changes in control or ownership. See Note 1, Nature of Operations and Significant Accounting Policies, for discussion of our initial public offering completed subsequent to August 31, 2025. The fair value of stock options that vested during both fiscal years 2025 and 2024 was $2.6 million.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

University of Phoenix Restricted Stock Units

The University has granted RSUs which generally vest over three years with 50% vesting based on financial performance measures and the remaining 50% vesting ratably, over three years, in each case subject to continued service. For RSUs subject to performance conditions, we record expense for our estimate of the number of RSUs expected to vest based on our determination of the probable outcome of the performance conditions, and we ultimately adjust the expense recognized to reflect the actual vested RSUs following the resolution of the performance conditions.

The following provides a summary of the University’s RSU activity:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2023	222	$13.62
Granted	169	$17.77
Vested and released	(150)	$14.68
Forfeited	(3)	$13.26
Nonvested at August 31, 2024	238	$15.91
Granted	—	N/A
Vested and released	(128)	$15.30
Forfeited	(4)	$16.23
Nonvested at August 31, 2025	106	$16.63

As of August 31, 2025, the University had $0.8 million of unrecognized compensation expense related to unvested RSUs that are expected to vest. This expense is expected to be recognized over a weighted average period of approximately one year. The fair value of RSUs that vested during fiscal years 2025 and 2024 was $2.0 million and $2.2 million, respectively.

Share-based Compensation and Associated Tax Benefits

The following details share-based compensation for the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Instructional and support costs	$952	$1,910
General and administrative	1,679	3,865
Share-based compensation	2,631	5,775
Tax effect of share-based compensation	(647)	(1,426)
Share-based compensation, net of tax	$1,984	$4,349

Savings Plan

We offer a 401(k) savings and investment plan which provides eligible employees the opportunity to contribute a portion of their pre-tax compensation. Participants are eligible to receive discretionary matching contributions up to certain levels of their pre-tax compensation and our matching contributions were approximately $7 million and $6 million for fiscal years 2025 and 2024, respectively.

Note 13. Commitments and Contingencies

Guarantees

We have indemnified officers and directors and certain affiliates from losses and other amounts arising from certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have liability insurance that mitigates our exposure and

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

enables us to recover a portion of any future amounts paid. The fair value of these indemnification agreements, if any, cannot be estimated.

Sponsorship Rights Agreement

In August 2018, PEOC entered into an agreement for sponsorship rights on a stadium in Glendale, Arizona, which is the home to the Arizona Cardinals team in the National Football League. The agreement term is in effect until 2030 with options to extend. Pursuant to the agreement, PEOC was required to pay $1.5 million for the initial contract year, which increases 3% per year until 2030. As of August 31, 2025, our remaining contractual obligation pursuant to the agreement was approximately $11 million.

Letters of Credit

We had a $32 million outstanding cash collateralized letter of credit as of August 31, 2025, which supports a sublease for a facility we have exited.

Surety Bonds

Our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2025, the face amount of these surety bonds was less than $1 million.

Litigation and Other Matters

We are subject to various claims and contingencies that arise from time to time in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. We do not believe any of these are material for separate disclosure and we do not believe any of these, individually or in the aggregate, will have a material effect on our consolidated financial position, results of operations or cash flows.

The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Class Action Lawsuit

On April 1, 2025, Janielle Dawson filed a class action complaint against University of Phoenix in the United States District Court for the Northern District of Illinois. The complaint alleges that University of Phoenix violated the Video Privacy Protection Act, Electronic Communications and Privacy Act, and the Illinois Eavesdropping Act by integrating third-party tracking technology in its website and thereby disclosing to third parties its users’ personally identifiable and other protected information. The complaint seeks to recover damages on behalf of plaintiff and other members of the class.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

Note 14. Regulatory Matters

Accreditation

University of Phoenix has been accredited by the Higher Learning Commission (“HLC”) since 1978 and holds other programmatic accreditations. In fiscal year 2023, the accreditation of the University was reaffirmed by the HLC through the 2032-2033 academic year.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Student Financial Aid

All U.S. federal student financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs and enters into a Program Participation Agreement (“PPA”) with institutions. In August 2025, the Department of Education renewed the University’s PPA and approved the recertification of the University’s continued participation in the Title IV programs through June 30, 2031.

Borrower Defense to Repayment Claims

Under the Higher Education Act, the Department of Education’s regulations specify acts or omissions of a school that a student loan borrower may assert as a defense to repayment of a federal student loan (referred to as a BDR claim) and thereby seek to obtain a discharge and refund of such loan. Under the BDR Rules, the Department of Education has indicated that it believes it may also assert such a claim on behalf of a student borrower. Additionally, the Department of Education may initiate a recoupment proceeding against a school to collect loan amounts that are discharged or refunded as the result of BDR claims. The BDR Rules have been significantly revised in recent years. Currently, a complex framework of rules applies different loan relief and recoupment standards and procedures based upon the date that the loan in question was first disbursed. Additionally, the BDR Rules are subject to various pending litigation that increases related complexity and uncertainty.

Beginning in June 2020 and continuing until April 2024, the U.S. Department of Education sent borrower defense applications to the University. As part of the fact-finding process, the Department sends individual student applications to the University and allows the University the opportunity to submit responses to the borrower defense applications. The University has submitted initial substantive responses to these applications to the Department within the prescribed time period.

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million federal student loans from borrowers who made claims regarding the University’s “Let’s Get to Work” ad campaign, which ran from 2012 to 2014. The Department of Education announced it had determined that the University substantially misrepresented its relationships with outside companies in the ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for approximately $37 million in discharged loans, but the Department of Education has not yet commenced any such action. While these BDR claims that were discharged appear to also have been subject to automatic discharge under the terms of BDR related litigation, and the settlement itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, the Department of Education may still attempt to seek recoupment of such discharged payments in the future, and we cannot predict the timing or scale of such recoupment efforts if pursued.

Because of the many questions of fact and law that may arise, the outcome of borrower defense claims is uncertain at this point. Based on the information available to us at present, we cannot estimate a reasonably possible range of loss for borrower defense claims and, accordingly, we have not accrued any liability associated with such claims.

Financial Responsibility Composite Score

To participate in Title IV programs, the U.S. Department of Education regulations specify that an eligible institution of higher education must satisfy specific measures of financial responsibility prescribed by the Department, which is based on a weighted average of the following three annual ratios:

•
Primary Reserve Ratio—measure of an institution’s financial viability and liquidity;
•
Equity Ratio—measure of an institution’s capital resources and its ability to borrow; and
•
Net Income Ratio—measure of an institution’s profitability.

These ratios provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If an institution’s composite score is at least 1.5, it is considered financially responsible. If an

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the Department may subject the institution to various operating or other requirements. If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in the Title IV programs, including, but not limited to, submitting to the Department a letter of credit in an amount equal to at least 10%, and at the Department’s discretion up to or exceeding 50%, of the Title IV funds received by the institution during its most recently completed fiscal year.

The Department measures the financial responsibility of the University based on our consolidated financial statements, and the fiscal year 2025 composite score was 2.6.

90/10 Rule

To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the so-called “90/10 Rule” under the Higher Education Act and must derive no more than 90% of their cash basis revenue from Federal education assistance funds, as defined in the rule. Failing the 90/10 calculation for a single year would require an institution to notify students that a subsequent failure could result in the institution’s inability to participate in Title IV programs. An institution would lose eligibility to participate in Title IV programs upon failing the 90/10 calculation for two consecutive years. University of Phoenix’s fiscal year 2025 90/10 Rule percentage was 88.6%.

Student Loan Cohort Default Rates

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The University’s cohort default rate for the 2022 federal fiscal year was zero, principally due to the Department’s federal loan payment pause initiated following the Covid-19 pandemic.

Gainful Employment and Financial Value Transparency

Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” An initial attempt by the Department of Education in 2010 to promulgate, for the first time, regulations that would have applied program-specific, student outcome-based eligibility criteria to determine whether individual educational programs offered by proprietary schools led to “gainful employment” were judicially rejected prior to implementation. Subsequently revised regulations were implemented by the Department of Education in 2014 but later repealed in 2020. In October 2023, the Department of Education released new financial value transparency and gainful employment regulations that established two independent “gainful employment” metrics. To maintain Title IV eligibility, an institution must comply with both metrics, along with a related financial value transparency regulation. The two gainful employment metrics are (i) a debt-to-earnings ratio that compares the median earnings of graduates who received federal financial aid to the median annual payments on loan debt borrowed for the program, and (ii) an earnings premium test that measures whether the typical graduate from a program that received federal financial aid is earning more than a typical high school graduate in their state (or, in some cases, nationally) and within a certain age range in the labor force. Any program that fails either or both metrics in a single year would be required to disclose such failure to students, and any program that fails the same metric in any two out of three consecutive years, or is voluntarily discontinued by the institution, would not be eligible to have Title IV reinstated for a minimum of three years. Nearly all programs at the University would be subject to this “gainful employment” evaluation. The Department of Education has not released gainful employment metrics and it is unknown when metrics will be released.

The Department of Education’s financial value transparency rule requires all colleges to provide certain student and financial information about their programs to the Department of Education. That information, including student debt burdens and program costs, will be published on a Department of Education consumer-facing website to help students make informed enrollment decisions. Beginning in 2026, a student interested in a program deemed to leave students with high debt burdens will need to acknowledge having viewed that information before they can enroll.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our ability to satisfy the gainful employment metrics for certain of our programs is subject to some extent on factors outside of our control, including general economic conditions affecting our graduates, changes in labor markets, increases in student borrowing levels, increases in interest rates, changes in the federal poverty income levels, and changes in the percentage of our former students who are current in repayment of their student loans.

Additionally, certain programs we offer that typically lead to lower-paying, service-oriented professions may be unable to satisfy the gainful employment metrics and have to be discontinued. Additionally, future enrollments could also be impacted if students were required by the transparency rule to acknowledge that the program they are interested in has been known to leave students with high debt burdens. Further, it is uncertain whether or how the Department of Education will modify the current gainful employment and financial value transparency rules as a result of the recent amendments to the Higher Education Act introducing the new program eligibility requirements based on student earning outcomes, or for other purposes.

Note 15. Segment Reporting

We have one operating and reportable segment, the University, which represents all of our consolidated net revenue in fiscal years 2025 and 2024. Our chief operating decision maker (“CODM”), Christopher Lynne, President of the University, currently evaluates performance and manages our operations at the consolidated level.

Our CODM evaluates performance for the segment and decides how to allocate resources and capital based on profitability metrics, such as operating income, that are reported on our consolidated statements of income. Our CODM considers variances in actual results compared to prior periods, and variances in actual results compared to budgets and forecasts for this profit measure when making decisions about resource allocation and assessing performance. Total asset information is evaluated at the consolidated level and, as a result, such information has not been presented below.

No individual customer accounted for more than 10% of our consolidated net revenue in fiscal years 2025 and 2024.

The following provides information on net revenue, significant expenses and net income for our single reportable segment during the respective periods:

	Year Ended August 31,
($ in thousands)	2025	2024
Net revenue	$1,007,192	$950,015
Costs and expenses:
Compensation and related costs	419,876	397,189
Advertising	181,459	176,212
Provision for credit losses on accounts receivable	47,674	40,532
Strategic alternatives expense, restructuring charges and other	46,435	50,113
Other(1)	139,617	133,983
Total costs and expenses	835,061	798,029
Operating income	172,131	151,986
Interest income	10,458	16,690
Interest expense	(480)	(960)
Other loss, net	—	(475)
Income before income taxes	182,109	167,241
Provision for income taxes	46,668	52,093
Net income	$135,441	$115,148

(1)
Other principally consists of costs related to the delivery and administration of our educational programs, depreciation and amortization, information technology infrastructure costs, legal and professional fees, and other general and administrative costs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Director and Officer Trading Arrangements

During the three months ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2025.

The Company has adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct and Ethics is posted on our website at www.phoenixeducationpartners.com. To the extent required by SEC rules, we intend to disclose any amendments to our Code of Conduct and Ethics, and any waiver of a provision of such code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

The Company has adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedule

All financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(A)(3) Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
3.2	Bylaws of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
4.1*	Description of Capital Stock
10.1

Stockholders’ Agreement by and among Phoenix Education Partners, Inc., TVG-I-E-AEG Holdings, LP and AP VIII Socrates Holdings, L.P.(incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.2

Registration Rights Agreement by and among Phoenix Education Partners, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.3

The University of Phoenix, Inc. Amended & Restated Stockholders’ Agreement by and among the University of Phoenix, Inc., Phoenix Education Operating Corp. and Phoenix Education Partners, Inc.(incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.4†

Offer Letter between The University of Phoenix, Inc. and Christopher Lynne, dated as of December15, 2022 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.5†

Offer Letter between The University of Phoenix, Inc. and Blair Westblom, dated as of February14, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on September 15, 2025)

10.6†

Form of The University of Phoenix, Inc. Nonqualified Stock Option Grant Certificate for Fiscal Year 2022 (Executives – Change in Control Standard) (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.7†

Form of The University of Phoenix, Inc. Nonqualified Stock Option Grant Certificate for Fiscal Year 2023 (Change in Control Standard) (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.8†

Form of The University of Phoenix, Inc. Nonqualified Stock Option Grant Certificate for Fiscal Year 2023 (Performance Standard) (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.9†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2023 (Performance Standard) (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.10†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2023 (Time Standard) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.11†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2024 (Performance Standard) (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.12†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2024 (Time Standard) (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.13†	The University of Phoenix, Inc. Management Equity Plan (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.14†*	Phoenix Education Partners, Inc. 2025 Omnibus Incentive Plan
10.15†

Form of Phoenix Education Partners, Inc. RSU Grant Certificate (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on September 30, 2025)

10.16†	Form of Phoenix Education Partners, Inc. PSU Grant Certificate (incorporated by reference to

Exhibit Number	Exhibit Description
Exhibit 10.16 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on September 30, 2025)
10.17†	The University of Phoenix, Inc. Bonus Plan – Executive Team (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.18†	The University of Phoenix, Inc. Bonus Plan – Leadership Team (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.19†	The University of Phoenix, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.20†

Amended and Restated The University of Phoenix, Inc. Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.21†*	Phoenix Education Partners, Inc. Employee Stock Purchase Plan
10.22†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.23†

Offer Letter between The University of Phoenix, Inc. and Srini Medi, dated as of May 1, 2020 (incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on September 15, 2025)

10.24†

Form of University of Phoenix, Inc. Retention Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on September 15, 2025)

10.25†	Form of Common Stock Award Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on September 30, 2025)
10.26†

Form of Non-Employee Director RSU Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on September 30, 2025)

10.27†

Amended and Restated The University of Phoenix, Inc. Senior Executive Severance Pay Plan, effective May 17, 2023 (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on September 30, 2025)

10.28†*	Phoenix Education Partners, Inc. Senior Executive Severance Pay Plan
10.29

Revolving Credit Agreement, dated November 13, 2025, by and among, Phoenix Education Partners, Inc., the lenders and issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

19.1*	Phoenix Education Partners, Inc. Securities Trading Policy
21.1*	Subsidiaries of the registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Phoenix Education Partners, Inc. Clawback Policy

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Education Partners, Inc.

Date: November 20, 2025	By:	/s/ Christopher Lynne
Christopher Lynne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Lynne	Chief Executive Officer and Director	November 20, 2025
Christopher Lynne	(Principal Executive Officer)

/s/ Blair Westblom	Chief Financial Officer	November 20, 2025
Blair Westblom	(Principal Financial Officer)

/s/ Jeff Honaker	Chief Accounting Officer	November 20, 2025
Jeff Honaker	(Principal Accounting Officer)

/s/ Andrew Bird	Director	November 20, 2025
Andrew Bird

/s/ Peter Cohen	Director	November 20, 2025
Peter Cohen

/s/ Jeffrey Denham	Director	November 20, 2025
Jeffrey Denham

/s/ Theodore Kwon	Director	November 20, 2025
Theodore Kwon

/s/ Martin H. Nesbitt	Director	November 20, 2025
Martin H. Nesbitt

/s/ Adnan A. Nisar	Director	November 20, 2025
Adnan A. Nisar

/s/ John Sizer	Director	November 20, 2025
John Sizer

/s/ Itai Wallach	Director	November 20, 2025
Itai Wallach

/s/ Johannes Worsoe	Director	November 20, 2025
Johannes Worsoe