Form 10-Q
period 2025-11-30
Phoenix Education Partners, Inc.
filed 2026-01-13
CIK 1600222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-42899

Phoenix Education Partners, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	38-3922540
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4035 S. Riverpoint Parkway Phoenix, AZ	85040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 990-2765

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PXED	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 6, 2026, the registrant had 35,759,730 shares of common stock, $0.01 par value per share, outstanding.

i

OVERVIEW

In this Quarterly Report on Form 10-Q for the period ended November 30, 2025 (this “Quarterly Report on Form 10-Q”), unless otherwise indicated or the context otherwise requires, references to the “Company,” the “Issuer,” “we,” “us” and “our” refer, prior to our conversion into a corporation, to AP VIII Queso Holdings, L.P. and its consolidated subsidiaries and, after our conversion into a corporation, to Phoenix Education Partners, Inc. and its consolidated subsidiaries. References to the “University” refer to The University of Phoenix, Inc., our indirect wholly-owned subsidiary. Apollo Education Group, Inc., our direct wholly-owned subsidiary and the direct parent of the University, has been renamed Phoenix Education Operating Corp (“PEOC”).

Our fiscal year ends on August 31 of each year and our four fiscal quarters comprising our fiscal year, end on the last day of November, February, May and August, respectively. The term “fiscal,” with respect to any year, refers to the period ending on August 31 of such year. All condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except par value)	November 30, 2025	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$151,285	$136,504
Restricted cash and cash equivalents	39,739	36,497
Marketable securities	12,191	9,005
Accounts receivable, net	82,558	58,957
Prepaid income taxes	2,361	3,160
Other current assets	27,744	21,827
Total current assets	315,878	265,950
Marketable securities	14,891	12,803
Property and equipment, net	38,713	38,846
Goodwill	3,732	3,732
Intangible assets, net	86,634	87,294
Operating lease right-of-use assets, net	40,131	41,920
Deferred income taxes, net	22,284	20,566
Other assets	27,309	22,451
Total assets	$549,572	$493,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,332	$25,696
Accrued compensation and benefits	18,371	28,534
Student deposits	7,624	11,049
Deferred revenue	61,120	37,210
Current operating lease liabilities	9,241	8,948
Other current liabilities	47,282	50,608
Total current liabilities	167,970	162,045
Long-term operating lease liabilities	61,604	64,352
Other long-term liabilities	36,841	27,110
Total liabilities	266,415	253,507
Commitments and contingencies (Note 13 and Note 14)
Equity:(1)
General partner	—	—
Limited partners (35,596 shares outstanding as of August 31, 2025)	—	246,735
Preferred Stock ($0.01 par value; 5,000 shares authorized, no shares issued and outstanding)	—	—
Common Stock ($0.01 par value; 1,495,000 shares authorized, 35,725 shares issued and outstanding as of November 30, 2025)	357	—
Additional paid-in capital	264,516	—
Retained earnings	15,454	—
Accumulated other comprehensive income, net	81	39
Total Phoenix Education Partners, Inc. equity	280,408	246,774
Noncontrolling interests	2,749	(6,719)
Total equity	283,157	240,055
Total liabilities and equity	$549,572	$493,562

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2025	2024
Net revenue	$262,027	$254,692
Costs and expenses:
Instructional and support	115,248	108,123
General and administrative	106,557	81,955
Strategic alternatives, restructuring and other	14,628	4,946
Total costs and expenses	236,433	195,024
Operating income	25,594	59,668
Interest income	1,761	3,858
Interest expense	(215)	(114)
Income before income taxes	27,140	63,412
Provision for income taxes	11,662	16,294
Net income	15,478	47,118
Net income attributable to noncontrolling interests	(24)	(702)
Net income attributable to Phoenix Education Partners, Inc.	$15,454	$46,416
Earnings per share:(1)
Basic	$0.43	$1.31
Diluted	$0.40	$1.23
Shares used in computing earnings per share:
Basic	35,650	35,505
Diluted	38,891	37,630

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2025	2024
Net income	$15,478	$47,118
Other comprehensive income (loss) (net of tax)(1):
Change in fair value of available-for-sale securities	42	(43)
Comprehensive income	15,520	47,075
Comprehensive income attributable to noncontrolling interests	(24)	(702)
Comprehensive income attributable to Phoenix Education Partners, Inc.	$15,496	$46,373

(1)
The tax effect during the three months ended November 30, 2025 and 2024 was not material.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2024	35,501	$—	$327,259	$—	$—	$—	$45	$327,304	$21,626	$348,930
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	4,147	4,147
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(43)	(43)	—	(43)
Share-based compensation	77	—	—	—	—	—	—	—	646	646
Tax withholdings for share-based award settlements	(18)	—	—	—	—	—	—	—	(315)	(315)
Payments of dividend equivalents	—	—	—	—	—	—	—	—	(141)	(141)
Net income	—	—	46,416	—	—	—	—	46,416	702	47,118
Balance as of November 30, 2024	35,560	$—	$373,675	$—	$—	$—	$2	$373,677	$26,665	$400,342

Balance as of August 31, 2025	35,596	$—	$246,735	$—	$—	$—	$39	$246,774	$(6,719)	$240,055
Corporate conversion	—	—	(246,735)	356	236,935	—	—	(9,444)	9,444	—
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	42	42	—	42
Share-based compensation	—	—	—	—	29,499	—	—	29,499	—	29,499
Tax withholdings for share-based award settlements	(61)	—	—	(1)	(1,916)	—	—	(1,917)	—	(1,917)
Shares issued under share-based compensation plans	190	—	—	2	(2)	—	—	—	—	—
Net income	—	—	—	—	—	15,454	—	15,454	24	15,478
Balance as of November 30, 2025	35,725	$—	$—	$357	$264,516	$15,454	$81	$280,408	$2,749	$283,157

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2025	2024
Operating activities:
Net income	$15,478	$47,118
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	29,499	646
Depreciation and amortization	5,480	5,192
Non-cash lease expense	1,789	1,824
Impairment charges and asset disposal losses	20	34
Provision for credit losses on accounts receivable	9,579	11,281
Deferred income taxes	8,759	12,378
Changes in assets and liabilities, excluding the impact of acquisition:
Accounts receivable	(33,180)	(40,846)
Prepaid income taxes	799	(920)
Other assets	(10,563)	(4,144)
Accounts payable	(1,364)	(13,175)
Accrued compensation and benefits	(10,163)	(17,845)
Student deposits	(3,425)	(37,146)
Deferred revenue	23,910	12,510
Operating lease liabilities	(2,455)	(4,101)
Other liabilities	(3,096)	(6,809)
Net cash provided by (used in) operating activities	31,067	(34,003)
Investing activities:
Purchases of property and equipment	(4,716)	(5,792)
Purchases of marketable securities	(6,029)	(9,075)
Sales of marketable securities	—	8,475
Maturities of marketable securities	600	2,000
Acquisition, net of cash acquired	—	(1,982)
Net cash used in investing activities	(10,145)	(6,374)
Financing activities:
Payments of dividend equivalents	(721)	(141)
Payroll taxes paid on share-based awards	(2,178)	(764)
Net cash used in financing activities	(2,899)	(905)
Net change in cash and restricted cash	18,023	(41,282)
Cash and restricted cash, beginning of period	173,001	356,170
Cash and restricted cash, end of period	$191,024	$314,888
Supplemental disclosure information:
Income tax payments, net	$2,104	$4,868
Noncontrolling interest issued in business combination	$—	$4,147

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Prior to completing our initial public offering (“IPO”) on October 10, 2025, AP VIII Queso Holdings, L.P. (“Queso”, and together with its subsidiaries, the “Company”, “we”, “us”, or “our”) was a limited partnership that was formed in accordance with the laws of Delaware on January 9, 2014. Queso made an election to be classified as a corporation for federal income tax purposes and its fiscal year was from September 1 to August 31. Prior to the IPO, Queso converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Phoenix Education Partners, Inc. (“Phoenix Education Partners”). In connection with our conversion into a corporation, all of the 1,028,000 outstanding limited partnership units of Queso were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Following our conversion into a corporation, Phoenix Education Partners holds all of the property and assets of Queso and assumed all of the debts and obligations of Queso.

Initial Public Offering

At our IPO closing, certain of our existing shareholders sold 4,250,000 shares at the IPO price of $32.00 per share. The existing shareholders sold an additional 637,500 shares on October 15, 2025 at the IPO price. The selling shareholders received all of the proceeds from these sales. Accordingly, we did not receive any proceeds from the sale of shares associated with the offering. We expensed all offering costs, primarily consisting of accounting, legal, printing and filing services, and other third-party fees related to the IPO, as incurred because we did not receive any proceeds from the offering. We incurred approximately $5 million of these offering costs during the three months ended November 30, 2025 and did not incur any of these offering costs in the three months ended November 30, 2024. This expense is included in strategic alternatives, restructuring and other on our condensed consolidated statements of income.

Prior to the IPO, we owned approximately 98% of the outstanding shares of the University’s common stock. In connection with the IPO, all of the outstanding shares of the University’s common stock owned by persons other than the Company were converted into shares of our common stock at a ratio equal to one share of the Company’s common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of the Company’s common stock upon the conversion of 790,714 outstanding shares of the University’s common stock. Following the closing of the IPO, the University is a wholly-owned subsidiary of the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Phoenix Education Partners, Inc. on a consistent basis with the audited consolidated financial statements for the year ended August 31, 2025, and contain all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of our 2025 Annual Report on Form 10-K for the year ended August 31, 2025, as filed with the SEC on November 20, 2025. The results of operations for the three months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the year ending August 31, 2026 or any other future period, and we make no representations related thereto.

In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, we have applied retrospective presentation to our earnings per share for all periods presented in our financial statements to reflect the shares of common stock resulting from our IPO. Refer to Note 11. Earnings Per Share for additional information.

Estimates, Assumptions and Judgments

The preparation of these unaudited condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during applicable reporting periods. Although we believe our estimates, assumptions and judgments are reasonable, actual results may differ from our estimates under different assumptions, judgments or conditions.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation

These unaudited condensed consolidated financial statements include the assets, liabilities, revenues and expenses of Phoenix Education Partners, our wholly-owned subsidiaries and other subsidiaries that we control, substantially all of which represents the University. We eliminate intercompany transactions and balances in consolidation.

We record noncontrolling interests to recognize the noncontrolling ownership interests in our consolidated subsidiaries. We allocate a portion of the net income (loss) of such subsidiaries to our noncontrolling interests generally based on the respective noncontrolling shareholder’s ownership interest in the consolidated subsidiary.

Seasonality

Although the University’s non-term academic model, encompassing a series of courses taken consecutively over the length of the program, reduces seasonal enrollment fluctuations, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced, and expect to continue to experience, increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons.

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

As of November 30, 2025 and August 31, 2025, we had $12.2 million and $13.1 million, respectively, of contract liabilities for discount programs that represent material rights to students that are included in other current liabilities on our condensed consolidated balance sheets. Additionally, we had contract liabilities consisting of deferred revenue and student deposits as reflected on our condensed consolidated balance sheets. The substantial majority of our contract liabilities as of August 31, 2025 were recognized in net revenue during the three months ended November 30, 2025 due to timing of course starts and the duration of courses.

Related Party Transactions

We received management consulting and advisory professional services and incurred related expense of $0.2 million and $0.5 million in the three months ended November 30, 2025 and 2024, respectively, which includes certain reimbursable costs, payable to affiliates of Apollo Global Management, Inc. (“Apollo”) and The Vistria Group, LP (“Vistria”). Apollo and Vistria are affiliated with entities that have ownership interests in Phoenix Education Partners. Fees associated with these services are included in strategic alternatives, restructuring and other on our condensed consolidated statements of income. Our management consulting agreements with Apollo and Vistria were terminated effective as of the pricing of our IPO.

We remain a “controlled company” of Apollo subsequent to the IPO. During the three months ended November 30, 2025 and 2024, we had related party transactions with certain Apollo-affiliated portfolio companies, which includes payments of $1.8 million and $1.0 million during the respective periods to Rackspace Technology, Inc. for technology services.

New Accounting Standards

Income Taxes - Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies and enhances certain required income tax disclosures. ASU 2023-09 was effective for our fiscal year that began on September 1, 2025. ASU 2023-09 will not impact our

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows, but we are currently evaluating the impact it may have on our financial statement disclosures in our 2026 Annual Report on Form 10-K.

Financial Instruments - Credit Losses

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326‑20): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets. ASU 2025-05 will be effective for our fiscal year beginning on September 1, 2026 and we are currently evaluating the impact it may have on our consolidated financial statements.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and will be effective for our fiscal year beginning on September 1, 2027. We are currently evaluating the impact it may have on our financial statement disclosures.

Intangibles - Goodwill and Other - Internal-Use Software

In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for our fiscal year beginning on September 1, 2028 and we are currently evaluating the impact it may have on our consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify the applicability of interim reporting guidance, the types of interim reporting and the form and content of interim GAAP financial statements. ASU 2025-11 will be effective for our fiscal year beginning on September 1, 2028 and we are currently evaluating the impact it may have on our interim condensed consolidated financial statements.

Note 2. Strategic Alternatives, Restructuring and Other

Strategic alternatives, restructuring and other includes the following during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Strategic alternatives	$4,921	$875
Cybersecurity incident	4,500	—
Lease restructuring, net	2,020	2,027
Other	3,187	2,044
Strategic alternatives, restructuring and other	$14,628	$4,946

Strategic alternatives consists of costs incurred for our IPO and costs incurred for pursuing strategic ownership alternatives considered prior to our IPO (see Note 1. Nature of Operations and Significant Accounting Policies). See Note 13. Commitments and Contingencies for information on the cybersecurity incident. See Note 8. Other Liabilities for information on the University’s restructuring activities.

Note 3. Acquisition

As of August 31, 2024, Talent Mobility, LLC, a wholly-owned subsidiary of Phoenix Education Operating Corp. (“PEOC”), had a minority ownership interest in Empath, Inc. (“Empath”). Empath provides clients with a company-wide skills inventory for its

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

employees through machine learning-based skills inference. In the first quarter of fiscal year 2025, PEOC acquired a controlling interest in Empath pursuant to an Agreement and Plan of Merger, by merging Talent Mobility, LLC with Empath, with Empath surviving as a subsidiary of PEOC. Empath was subsequently renamed “Talent Mobility, Inc.” PEOC paid approximately $2 million, net of cash acquired, to facilitate this merger and did not incur material transaction costs.

We accounted for this merger as a business combination and allocated the purchase price to the assets acquired and liabilities assumed at fair value as summarized below:

($ in thousands)
Cash	$2,418
Finite-lived intangibles - Technology (3 year useful life)	7,254
Goodwill	3,732
Deferred income taxes	(1,706)
Other	(99)
Total assets acquired and liabilities assumed, net	11,599
Less: Fair value of noncontrolling interests	(4,147)
Total fair value of consideration transferred	7,452
Less: Cash acquired	(2,418)
Less: Fair value of equity method investment	(2,452)
Less: Note forgiven	(600)
Cash paid for acquisition, net of cash acquired	$1,982

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
•
Other – The carrying value of all other assets acquired and liabilities assumed approximated their fair value at the time of acquisition.
•
Noncontrolling interests – We estimated the fair value of the noncontrolling interests principally as the noncontrolling ownership percentage of the implied fair value of the acquired entity, and applied a discount for lack of control.

The goodwill resulting from the merger is principally attributable to the future earnings potential associated with customer enrollment growth and other intangibles that do not qualify for separate recognition, such as the assembled workforce. The operating results of Empath are included in our consolidated financial statements from the date of acquisition and its results are not material to our consolidated results of operations. Pro forma financial information is not presented as Empath’s results were not material to our condensed consolidated statements of income.

Note 4. Financial Instruments

Cash and cash equivalents and Restricted cash and cash equivalents

We consider all highly liquid investments with original maturities to us of three months or less from the date we purchase the investment to be cash equivalents.

Restricted cash and cash equivalents are presented separately from cash and cash equivalents on our condensed consolidated balance sheets. The following provides a reconciliation of cash and restricted cash as presented on our condensed consolidated statements of cash flows as of the respective periods:

	November 30,
($ in thousands)	2025	2024
Cash and cash equivalents	$151,285	$262,073
Restricted cash and cash equivalents	39,739	52,815
Total cash and restricted cash	$191,024	$314,888

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Fair value measurements

The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	November 30, 2025
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$133,006	$—	$—	$133,006	$133,006	$—	$—
Level 1:
Money market funds	58,018	—	—	58,018	58,018	—	—
Level 2:
Corporate bonds	26,975	122	(15)	27,082	—	12,191	14,891
Total	$217,999	$122	$(15)	$218,106	$191,024	$12,191	$14,891

	August 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$129,113	$—	$—	$129,113	$129,113	$—	$—
Level 1:
Money market funds	39,574	—	—	39,574	39,574	—	—
Level 2:
Corporate bonds	26,070	71	(19)	26,122	4,314	9,005	12,803
Total	$194,757	$71	$(19)	$194,809	$173,001	$9,005	$12,803

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

Our marketable securities have maturities that occur within three years. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales. Additionally, all of our securities are investment grade and are classified as available for sale. We have no related allowance for credit losses as of November 30, 2025.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Accounts Receivable, Net

Accounts receivable, net consists of the following as of the respective periods:

($ in thousands)	November 30, 2025	August 31, 2025
Student accounts receivable	$120,128	$91,127
Allowance for credit losses	(43,102)	(42,000)
Net student accounts receivable	77,026	49,127
Other receivables	5,532	9,830
Accounts receivable, net	$82,558	$58,957

The following summarizes the activity in allowance for credit losses during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Beginning allowance for credit losses	$42,000	$49,200
Provision for credit losses on accounts receivable	9,579	11,281
Write-offs, net of recoveries	(8,477)	(18,127)
Ending allowance for credit losses	$43,102	$42,354

Note 6. Goodwill and Intangibles

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the net assets acquired and liabilities assumed. See Note 3. Acquisition for goodwill acquired in the first quarter of fiscal year 2025.

Intangibles consist of the following as of the respective periods:

	November 30, 2025			August 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Curriculum	$659	$(356)	$303	$659	$(301)	$358
Technology	7,254	(3,023)	4,231	7,254	(2,418)	4,836
Total finite-lived intangibles	7,913	(3,379)	4,534	7,913	(2,719)	5,194
Trademark	20,600	—	20,600	20,600	—	20,600
Accreditation	61,500	—	61,500	61,500	—	61,500
Total indefinite-lived intangibles	82,100	—	82,100	82,100	—	82,100
Total intangible assets, net	$90,013	$(3,379)	$86,634	$90,013	$(2,719)	$87,294

Our finite-lived intangibles are amortized on a straight-line basis. Amortization expense was $0.7 million in both the three months ended November 30, 2025 and 2024.

The weighted average remaining useful life of our finite-lived intangibles as of November 30, 2025 was approximately 2 years. The estimated future amortization expense of our finite-lived intangibles as of November 30, 2025 is as follows:

($ in thousands)	Remainder of 2026	2027	2028	Total
Estimated future amortization expense	$1,957	$2,542	$35	$4,534

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Leases

Lease expense is included in instructional and support, general and administrative and strategic alternatives, restructuring and other on our condensed consolidated statements of income. The components of our operating lease costs were the following during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Operating lease cost	$3,288	$3,518
Variable lease cost	897	419
Less: Sublease income(1)	(1,564)	(1,474)
Total lease cost, net	$2,621	$2,463

(1)
We expect to recognize $35.2 million in sublease income for periods subsequent to November 30, 2025, through March 2031, the sublease termination date. Sublease income represents all of our consolidated lease income and is recorded as an offset to lease expense in strategic alternatives, restructuring and other on our condensed consolidated statements of income.

Future payments related to our operating lease liabilities were as follows for periods subsequent to November 30, 2025:

($ in thousands)
Remainder of 2026	$10,673
2027	16,265
2028	16,590
2029	16,922
2030	17,260
2031	10,185
Total operating lease payments	87,895
Less: liability accretion	(17,050)
Present value of operating lease liabilities	70,845
Less: current operating lease liabilities	(9,241)
Long-term operating lease liabilities	$61,604

The following provides supplemental information related to leases during the respective periods:

	Three Months Ended November 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$4.0 million	$5.8 million
Operating lease ROU assets obtained in exchange for lease liabilities	None	None

(1)
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended November 30, 2024, includes rent paid on campus leases that expired during the prior fiscal year.

Note 8. Other Liabilities

Other current liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2025	August 31, 2025
Accrued advertising	$7,211	$14,740
Contract liabilities for discount programs	12,242	13,079
Restructuring obligations(1)	3,041	2,991
Other	24,788	19,798
Total other current liabilities	$47,282	$50,608

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	November 30, 2025	August 31, 2025
Restructuring obligations(1)	$12,134	$12,909
Uncertain tax positions(2)	22,485	11,994
Other	2,222	2,207
Total other long-term liabilities	$36,841	$27,110

(1)
The University’s restructuring activities over recent years have been completed and principally included closing ground locations, rationalizing leased administrative office facilities, and workforce reductions. Our liability, including current and long-term, associated with these activities was $15.2 million and $15.9 million as of November 30, 2025 and August 31, 2025, respectively, and principally represents the present value of future estimated non-rent, executory costs associated with an exited lease that will be paid over the respective lease term through fiscal year 2031. The decrease in the liability during the three months ended November 30, 2025 was principally attributable to payments related to such lease. The gross, undiscounted, obligation associated with this liability was approximately $18 million as of November 30, 2025.
(2)
This uncertain tax position relates to a worthless stock deduction taken in fiscal year 2019. We have recorded an uncertain tax position liability as we use the net operating losses associated with the unrecognized tax benefits.

Note 9. Revolving Credit Facility

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

In addition, the Revolving Facility requires us to comply on a quarterly basis, commencing with our second fiscal quarter ending February 28, 2026, with a maximum leverage ratio if borrowings under the Revolving Facility on such date exceeds 35% of the then outstanding commitments under the Revolving Facility.

As of November 30, 2025, we had no outstanding borrowings under the Revolving Facility.

Note 10. Income Taxes

We are subject to income taxes in the United States and various state jurisdictions. We compute our interim income tax provision by applying our estimated effective tax rate expected to be applicable for the fiscal year, adjusted for discrete items if applicable, to our income before income taxes for the period. Our effective income tax rate is dependent upon several factors, such as tax rates in state jurisdictions and the relative amount of income we earn in such jurisdictions. We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

Our income tax expense for the three months ended November 30, 2025, was $11.7 million, or 43.0% of pre-tax income. The effective income tax rate differed from the federal statutory rate of 21% primarily due to state income taxes and certain non-deductible executive compensation and transaction costs related to the IPO.

Our income tax expense for the three months ended November 30, 2024, was $16.3 million, or 25.7% of pre-tax income. The effective income tax rate differed from the federal statutory rate of 21% primarily due to state income taxes.

Income Tax Audits

Our U.S. federal income tax return for fiscal year 2023 is currently under review by the Internal Revenue Service and our U.S. federal income tax returns for fiscal years 2022 and 2024 are currently open for review. Additionally, tax years as early as fiscal year 2020 remain subject to examination by state or local tax authorities.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Earnings Per Share

In connection with our IPO, Queso converted into a Delaware corporation and all of its 1,028,000 outstanding limited partnership units were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Additionally, all of the outstanding shares of the University’s common stock owned by persons other than the Company were converted into shares of the Company’s common stock at a ratio equal to one share of the Company’s common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of the Company’s common stock upon the conversion of 790,714 outstanding shares of the University’s common stock, and the University is now a wholly-owned subsidiary of the Company. Further, we will issue shares of the Company’s common stock on a 1-for-1 basis upon the vesting and/or future exercise of the University’s outstanding share-based awards. We have applied retrospective presentation to our earnings per share for all periods presented in our financial statements such that weighted average shares outstanding reflects these conversions resulting from the IPO.

We calculate earnings per share by dividing net income attributable to Phoenix Education Partners by the weighted average shares outstanding. For diluted weighted average shares outstanding, we calculate the dilutive effect of share-based awards by applying the treasury stock method.

The components of basic and diluted earnings per share consist of the following for the respective periods:

	Three Months Ended November 30,
(In thousands, except per share data)	2025	2024
Numerator:
Net income attributable to Phoenix Education Partners, Inc. (basic and diluted)	$15,454	$46,416
Denominator:
Basic weighted average shares outstanding	35,650	35,505
Dilutive effect of stock options(1)	2,820	2,089
Dilutive effect of restricted stock units(1)	421	36
Diluted weighted average shares outstanding	38,891	37,630
Basic income per share attributable to Phoenix Education Partners, Inc.	$0.43	$1.31
Diluted income per share attributable to Phoenix Education Partners, Inc.	$0.40	$1.23

(1)
Diluted shares during the three months ended November 30, 2025 excludes approximately 0.5 million performance share units, and the three months ended November 30, 2024 excludes approximately 2.1 million outstanding stock options and 0.1 million restricted stock units because such awards are contingently issuable shares. The contingently issuable awards vest upon achievement of performance conditions.

Note 12. Share-Based Awards

Share-Based Awards – The University of Phoenix, Inc. Management Equity Plan

Prior to the IPO, we had outstanding stock option and restricted stock unit equity awards that were issued under the University of Phoenix, Inc. Management Equity Plan. Upon the future vesting of the University’s outstanding restricted stock units, we will issue shares of the Company’s common stock on a 1-for-1 basis. Upon the future exercise of the University’s outstanding stock options, we will have the right to either issue shares of the Company’s common stock in exchange for the shares of the University’s common stock received upon exercise on a 1-for-1 basis or purchase the shares of the University’s common stock received upon exercise for cash.

In connection with the IPO, we modified approximately 1.7 million outstanding stock options that previously vested solely upon a change in control or ownership, which resulted in 0.9 million of such stock options vesting at the IPO and the remaining 0.8 million vesting on the first anniversary of the IPO. The weighted average fair value of these stock options at the modification date was $21.69, and we recognized $23.1 million of share-based compensation expense in the three months ended November 30, 2025, as a result. As of November 30, 2025, we had $14.2 million of unrecognized share-based compensation expense for these stock options that we expect to recognize over a period of less than one year.

For the above modification, we used the Black-Scholes model to estimate the fair value of the stock options using the following weighted average inputs:

•
Share price: $32.00 per share (IPO price)
•
Risk-free interest rate: 3.8%

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•
Volatility: 35.6%
•
Dividend yield: zero due to stock option recipients’ expected participation in dividends
•
Term: 1.1 years.

We did not grant any share-based awards under the University of Phoenix, Inc. Management Equity Plan during the three months ended November 30, 2025 and do not expect to grant any new awards in the future under such plan. The following provides a summary of the University’s stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at August 31, 2025	4,930	$8.61
Granted	—	N/A
Exercised(1)	(136)	$7.70		$3,142
Forfeited, canceled or expired	(6)	$10.61
Balance at November 30, 2025	4,788	$8.63	5	$120,064
Vested and expected to vest as of November 30, 2025	4,788	$8.63	5	$120,064
Exercisable as of November 30, 2025	3,612	$7.99	5	$92,906

(1)
We did not receive any cash from stock option exercises in the three months ended November 30, 2025.

In addition to the expense associated with the stock options described above, we have $0.5 million of unrecognized share-based compensation expense related to the University’s restricted stock units that we expect to recognize over a period of less than one year.

Share-Based Awards – Phoenix Education Partners Omnibus Incentive Plan

In connection with our IPO, our new Omnibus Incentive Plan became effective with a reserve of approximately 4.1 million shares of our common stock for issuance of awards thereunder. Restricted stock units granted pursuant to the Omnibus Incentive Plan generally vest over three years and contain service conditions exclusively or service and performance conditions. During the three months ended November 30, 2025, we granted the following:

•
1.3 million restricted stock units with a grant date fair value of $32 per share subject only to service vesting over three years.
•
0.5 million performance share units with a grant date fair value of $33.50 per share subject to service vesting and performance-vesting conditions over three years with the number of common shares that will ultimately be issued calculated by multiplying the number of performance shares by a payout percentage that ranges from 0% up to 200%. These awards also contain a market-based performance multiplier that can increase or decrease the number of performance shares earned by up to 15%, subject to the 0% floor and 200% maximum, based on the Company’s Total Shareholder Return relative to a subset of peer companies.
•
0.1 million of unrestricted shares of common stock with a grant date fair value of $32 per share.

As of November 30, 2025, we expect to recognize approximately $39.7 million and $15.4 million of unrecognized share-based compensation expense related to unvested stock units and unvested performance share units, respectively, over a weighted average period of approximately 2.8 years.

Phoenix Education Partners Employee Stock Purchase Plan

In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP”) pursuant to which all eligible employees of the Company are able to purchase shares of our common stock at a favorable price and upon favorable terms on specified dates. As of November 30, 2025, we have reserved an aggregate of 0.8 million shares of our common stock for issuance thereunder. The Company has not determined a date for the first offering period; therefore, no shares have been issued under the ESPP.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Share-based Compensation

The following details total share-based compensation during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Instructional and support	$6,761	$222
General and administrative	22,738	424
Share-based compensation	$29,499	$646

Note 13. Commitments and Contingencies

Guarantees

We have indemnified officers and directors and certain affiliates from losses and other amounts arising from certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have liability insurance that mitigates our exposure and enables us to recover a portion of any future amounts paid. The fair value of these indemnification agreements, if any, cannot be estimated.

Sponsorship Rights Agreement

In August 2018, PEOC entered into an agreement for sponsorship rights on a stadium in Glendale, Arizona, which is the home of the Arizona Cardinals football team in the National Football League. The agreement term is in effect until 2030 with options to extend. Pursuant to the agreement, PEOC was required to pay $1.5 million for the initial contract year, which increases 3% per year until 2030. As of November 30, 2025, our remaining contractual obligation pursuant to the agreement was approximately $11 million.

Letters of Credit

We had a $32 million outstanding cash collateralized letter of credit as of November 30, 2025, which supports a sublease for a facility we have exited.

Surety Bonds

Our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of November 30, 2025, the face amount of these surety bonds was less than $1 million.

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

Cybersecurity Incident

We experienced a cybersecurity incident involving the Oracle E-Business Suite software platform (“Oracle EBS”). We are one of a number of organizations, including other academic institutions, from which an unauthorized third-party exfiltrated data by exploiting a previously unknown software vulnerability in Oracle EBS. The incident did not impact our business operations or student programming.

Upon detecting the incident on November 21, 2025, we promptly took steps to investigate and respond with the assistance of leading third-party cybersecurity firms. While the investigation remains ongoing, we believe that the software vulnerability was used in August 2025 to copy certain data maintained in our Oracle EBS environment. We promptly installed Oracle EBS software patches to

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

remediate the vulnerability following their release in October 2025. We believe that certain personal information, including names and contact information, dates of birth, social security numbers, and bank account and routing numbers, with respect to numerous individuals was accessed without authorization. To our knowledge, the unauthorized third-party has not publicly disseminated the data. We are continuing to review the impacted data and are providing the required notifications to affected parties and applicable regulatory entities.

In connection with this cybersecurity incident, we are currently aware of the filing of a number of putative class action lawsuits in which the University is either a single defendant or co-defendant with Oracle, or co-defendant with Oracle and other companies. On January 5, 2026, some of these lawsuits were consolidated into a single matter, along with other lawsuits against unrelated defendants which stem from the same Oracle EBS software vulnerability discussed above. This consolidated putative class action is titled In re Oracle Corporation Data Breach Litigation, pending in federal court in the Western District of Texas (Case No. 1:25-cv-01805).

The complaints generally allege that the University and other co-defendants failed to protect the plaintiffs’ confidential information in violation of various federal and/or state laws.

Because of the many questions of fact and law that may arise, the outcome of these legal proceedings are uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss, if any, for these actions and, accordingly, we have not accrued any liability associated with these actions.

During the three months ended November 30, 2025, we recorded $4.5 million of expense associated with this cybersecurity incident that is included in strategic alternatives, restructuring and other on our condensed consolidated statements of income. The expense principally represents costs to notify the affected parties, fees from third-party cybersecurity firms, and legal fees related to the incident response. Although we continue to investigate this event and expect to incur additional related expenses in future periods, we maintain a comprehensive cybersecurity insurance policy, which covers costs associated with the incident response, investigatory and remediation expense, potential regulatory action, business interruption, and costs associated with investigating, defending, and resolving legal proceedings related to the incident, subject to deductibles, exclusions and limits.

Class Action Lawsuit

On April 1, 2025, Janielle Dawson filed a class action complaint against the University in the United States District Court for the Northern District of Illinois. The complaint alleges that the University violated the Video Privacy Protection Act, Electronic Communications and Privacy Act, and the Illinois Eavesdropping Act by integrating third-party tracking technology in its website and thereby disclosing to third parties its users’ personally identifiable and other protected information. The complaint seeks to recover damages on behalf of plaintiff and other members of the class.

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

The Department of Education began sending borrower defense applications to the University in June 2020. As part of the fact-finding process, the Department sends individual student applications to the University and allows the University the opportunity to submit responses to the borrower defense applications. The University has submitted, or will submit within the timeframe prescribed by the Department, initial substantive responses to these applications to the Department.

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million federal student loans from borrowers who made claims regarding the University’s “Let’s Get to Work” ad campaign,

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

which ran from 2012 to 2014 based on its announced finding that the University substantially misrepresented its relationships with outside companies in the ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for approximately $37 million in discharged loans, but the Department of Education has not yet commenced any such action. While the discharged loans related to these BDR claims appear also to have been subject to automatic discharge under the terms of BDR-related litigation, the settlement of which itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, it remains possible that the Department of Education could attempt to seek recoupment of such discharged payments in the future, and we cannot predict the timing or scale of such recoupment efforts if pursued.

Because of the many questions of fact and law that may arise, the outcome of BDR claims is uncertain at this point. Based on the information available to us at present, we cannot estimate a reasonably possible range of loss for BDR claims and, accordingly, we have not accrued any liability associated with such claims.

Note 15. Segment Reporting

We have one operating and reportable segment, the University, which represents all of our consolidated net revenue in the three months ended November 30, 2025 and 2024. Our chief operating decision maker (“CODM”), Christopher Lynne, Chief Executive Officer of the Company, currently evaluates performance and manages our operations at the consolidated level.

Our CODM evaluates performance for the segment and decides how to allocate resources and capital based on profitability metrics, including operating income, that are reported on our condensed consolidated statements of income. Our CODM considers variances in actual results compared to prior periods, and variances in actual results compared to budgets and forecasts for this profit measure when making decisions about resource allocation and assessing performance. Total asset information is evaluated at the consolidated level and, as a result, such information has not been presented below.

No individual customer accounted for more than 10% of our consolidated net revenue in the three months ended November 30, 2025 and 2024.

The following provides information on net revenue, significant expenses and net income for our single reportable segment during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Net revenue	$262,027	$254,692
Costs and expenses:
Compensation and related costs(1)	133,300	101,637
Advertising	43,060	41,147
Provision for credit losses on accounts receivable	9,579	11,281
Strategic alternatives, restructuring and other	14,628	4,946
Other(2)	35,866	36,013
Total costs and expenses	236,433	195,024
Operating income	25,594	59,668
Interest income	1,761	3,858
Interest expense	(215)	(114)
Income before income taxes	27,140	63,412
Provision for income taxes	11,662	16,294
Net income	$15,478	$47,118

(1)
The increase in compensation and related costs during the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was principally due to share-based compensation resulting from our IPO. See Note 12. Share-Based Awards for further information.
(2)
Other principally consists of costs related to the delivery and administration of our educational programs, depreciation and amortization, information technology infrastructure costs, legal and professional fees, and other general and administrative costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include, among other things, statements relating to: (i) our strategy, outlook and growth prospects; (ii) our operational and financial targets and dividend policy; (iii) general economic trends and trends in the industry and markets; and (iv) the competitive environment in which we operate.

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
•
our ability to maintain existing, and develop additional, business-to-business, or B2B, relationships with employers;
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
•
liability associated with any failure to comply with data privacy and data security laws and the unauthorized access, duplication, distribution or other use of confidential or personal information, including liability and costs associated with the cybersecurity incident we identified in November 2025;
•
additional tax liabilities;
•
our ability to pay dividends on our common stock or the timing or amount of any such dividends; and
•
other risk factors included under “Risk Factors” in our Annual Report on Form 10-K.

These forward-looking statements are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. This Quarterly Report on Form 10-Q and the documents filed as exhibits hereto should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We, through our subsidiary The University of Phoenix, Inc., are a pioneer of online higher education for working adults in the United States. Since our founding in 1976, the University has been a mission-driven organization focused on offering a distinctive and affordable online higher education experience that is customized for working adults who did not fit the traditional 18- to 22-year-old campus-based student model. The University has been accredited since 1978 by the Higher Learning Commission (“HLC”), an institutional accrediting agency recognized by the Department of Education. In our nearly five decades of operation, we have served more than 1.1 million alumni (including those who have completed non-degree certificates) and conferred approximately 1.3 million degrees.

Initial Public Offering

On October 10, 2025, we completed an IPO of 4.9 million shares of common stock at a price of $32.00 per share, which included 0.6 million shares sold to the underwriters pursuant to their option to purchase additional shares. The shares were offered by certain of the Company’s existing shareholders and, accordingly, we did not receive any proceeds from the sale of shares associated with the offering.

Factors Affecting Results of Operations

We believe our market position provides us with a significant opportunity to drive sustainable growth in the future. The following factors, among others described herein, have historically affected, and we expect in the future will similarly affect, our performance:

Enrollment. The net revenue we generate in a given period largely depends on the total number of courses taken by the enrolled student population and the price per course. As part of our focus on affordable and accessible tuition, we have not raised tuition rates since 2018. In addition, in 2018, we implemented our Tuition Price Guarantee program under which a student’s tuition price per course is frozen at the tuition rates in effect at his or her enrollment date, thereby giving each of our students certainty in the price of tuition through the duration of their programs even if rates are subsequently increased for students who enroll at later dates. Our student retention rates, calculated as (i) the number of confirmed undergraduate students who both started a degree or non-degree certificate program and posted attendance in a course within such program as of an applicable date, divided by (ii) the number of confirmed undergraduate students who started such a program, expressed as a percentage, have increased from 59.7% for the 2016/2017 cohort to 71.5% for the 2023/2024 cohort (our most recent completed cohort for retention rate purposes). This retention increase is a key factor driving the growth in Average Total Degreed Enrollment in recent years, including a 4.1% increase in the three months ended November 30, 2025 as compared to the prior year period. We have invested and continue to invest in many areas of our business that we expect will further improve enrollment, retention and graduation rates, which drive sustainable growth. However, enrollment and retention of students at the University is impacted by many of the risks described in Item 1A, “Risk Factors” of our 2025 Annual Report on Form 10-K, many of which are beyond our control.

Career-Relevant Education and Employer Relationships. Our career-oriented programs and learning platform position us for continued growth in the corporate-sponsored training and education market. Enrollment through our employer relationships represented approximately 34% of our Average Total Degreed Enrollment in the three months ended November 30, 2025. This represents a valuable opportunity to diversify our student population and net revenue, drive growth and reduce acquisition costs as these students generally have higher retention and graduation rates. In addition, we have begun to expand discussions with employers beyond our degree offerings to include our comprehensive suite of talent development solutions and professional development offerings. While the development of our talent development solutions is in the early stages, our ability to offer these solutions has broadened our relationships with key employers and provides an opportunity for growth.

Regulatory Requirements. Our operations are subject to extensive U.S. federal and state regulation applicable to providers of post-secondary education who participate in Title IV programs. Failure to comply with applicable regulatory requirements, standards or policies could subject us to significant monetary liabilities, fines and penalties, including loss of or limitations upon access to U.S. federal student loans and grants for our students. Any actions that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors” of our Annual Report on Form 10-K for a detailed discussion of regulatory requirements and related risks.

Cost Structure. Our ability to grow profitably depends on our ability to manage our cost structure. Our margin expansion over recent years has been largely derived from the operating leverage resulting from the increase in net revenue relative to our costs that are more fixed in nature and our exit from all but one of our ground campuses. We intend to augment this historical operating leverage through additional strategic and operational initiatives to enhance support for students in a more efficient manner. We continue to invest in optimization and we expect our investments will reduce friction points and increase efficiencies throughout the University.

Seasonality. Although the University’s non-term academic model, encompassing a series of courses taken consecutively over the length of the program, reduces seasonal enrollment fluctuations, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced, and expect to continue to experience, increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons.

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended November 30,
	2025	2024
(Enrollment statistics rounded to the nearest hundred; dollars in thousands)
Average Total Degreed Enrollment	85,600	82,200
Net income attributable to Phoenix Education Partners, Inc.	$15,454	$46,416
Net income attributable to Phoenix Education Partners, Inc. margin	5.9%	18.2%
Adjusted EBITDA	$75,177	$70,140
Adjusted EBITDA margin	28.7%	27.5%

Average Total Degreed Enrollment. Enrollment is the primary driver of our net revenue and a key non-financial metric that helps compare our performance on a consistent basis across time periods. Additionally, enrollment is a reflection of our ability to retain continuing students and enroll new students, which are key components of our growth strategy. Enrollment measures in our industry do not have a standardized meaning, and other companies in our industry may calculate measures of enrollment differently than we do.

Substantially all of our net revenue is generated from student enrollment in tuition-bearing degree programs encompassing a series of courses (e.g., most often five-week courses) taken consecutively over the length of the program. Over comparative periods, Total Degreed Enrollment generally increases as new students attend a credit-bearing course or continuing students return to the University, which increases are generally offset by graduations or continuing students not attending a credit-bearing course (e.g., by withdrawing from the University). We define “Total Degreed Enrollment” as the number of confirmed students (both new and continuing) enrolled in credit-bearing courses who post attendance at least one time during a calendar month (even if they withdraw later in the same month), excluding students who graduated as of the end of such month. Average Total Degreed Enrollment for the periods shown above represents the aggregate of monthly Total Degreed Enrollment during such period divided by the number of months in the period. For example, Average Total Degreed Enrollment for the three months ended November 30, 2025 is calculated as the aggregate Total Degreed Enrollment for the three months from September 2025 through November 2025 divided by three.

Net income attributable to Phoenix Education Partners, net income attributable to Phoenix Education Partners margin, adjusted EBITDA and adjusted EBITDA margin. We believe these items are primary indicators of our operating performance because they are measures of profitability and assist with comparing our performance across periods and evaluating the effectiveness of our business strategies. Additionally, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that allow us to evaluate our profitability on a consistent basis across periods by excluding items that management and the board of directors do not believe are indicative of our core operating performance. We use adjusted EBITDA and adjusted EBITDA margin to supplement GAAP measures of performance and to compare our performance against peer companies utilizing similar measures. See “—Non-GAAP Financial Measures and Reconciliations” for the definitions of adjusted EBITDA and adjusted EBITDA margin, a reconciliation of net income attributable to Phoenix Education Partners to adjusted EBITDA and the calculation of adjusted EBITDA margin. We calculate net income attributable to Phoenix Education Partners margin as net income attributable to Phoenix Education Partners divided by net revenue, expressed as a percentage.

Results of Operations

Three Months Ended November 30, 2025 Compared to the Three Months Ended November 30, 2024

The following details our consolidated results of operations during the respective periods:

	Three Months Ended November 30,
			% of Net Revenue		% Change
($ in thousands)	2025	2024	2025	2024	2025 versus 2024
Net revenue	$262,027	$254,692			2.9%
Costs and expenses
Instructional and support	115,248	108,123	44.0%	42.5%	6.6%
General and administrative	106,557	81,955	40.6%	32.2%	30.0%
Strategic alternatives, restructuring and other	14,628	4,946	5.6%	1.9%	*
Total costs and expenses	236,433	195,024	90.2%	76.6%	21.2%
Operating income	25,594	59,668	9.8%	23.4%	(57.1)%
Interest income	1,761	3,858	0.7%	1.5%	(54.4)%
Interest expense	(215)	(114)	(0.1)%	—	88.6%
Income before income taxes	27,140	63,412	10.4%	24.9%	(57.2)%
Provision for income taxes	11,662	16,294	4.5%	6.4%	(28.4)%
Net income	15,478	47,118	5.9%	18.5%	(67.2)%
Net income attributable to noncontrolling interests	(24)	(702)	—	(0.3)%	(96.6)%
Net income attributable to Phoenix Education Partners, Inc.	$15,454	$46,416	5.9%	18.2%	(66.7)%

*Not meaningful

Net revenue

Net revenue increased $7.3 million, or 2.9%, to $262.0 million in the three months ended November 30, 2025 from $254.7 million in the prior year period. Since 2018, under our Tuition Price Guarantee, each student’s tuition price per course is frozen at the tuition rates in effect at his or her enrollment date. The increase in net revenue was principally attributable to enrollment growth, as measured by Average Total Degreed Enrollment, which increased 4.1% in the three months ended November 30, 2025 as compared to the prior year period. The increase in Average Total Degreed Enrollment resulted from new student growth and improved student retention. The increase in net revenue was partially offset by an increase in discounts during the three months ended November 30, 2025 compared to the prior year period mainly attributable to a higher percentage of our Average Total Degreed Enrollment through employer relationships.

Instructional and support

Instructional and support increased $7.1 million, or 6.6%, to $115.2 million in the three months ended November 30, 2025 from $108.1 million in the prior year period. This resulted in such expenses increasing as a percentage of net revenue by 1.5%. The increase in instructional and support was principally attributable to a $6.5 million increase in share-based compensation expense resulting from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 12. Share-Based Awards to our condensed consolidated financial statements) and variable costs associated with the increase in net revenue, including faculty wages and curriculum expense that generally fluctuate with changes in enrollment. The increase in instructional and support was partially offset by decreases during the three months ended November 30, 2025 in credit losses on accounts receivable and financial aid processing costs, which were higher in the prior year period as we addressed financial aid processing changes following the Department of Education’s implementation of an updated financial aid application form and transitioned to disbursing financial aid by course (see further disclosure below in “Liquidity and Capital Resources”).

General and administrative

General and administrative increased $24.6 million, or 30.0%, to $106.6 million in the three months ended November 30, 2025 from $82.0 million in the prior year period. This resulted in such expenses increasing as a percentage of net revenue by 8.4%. The increase in general and administrative was principally attributable to a $22.3 million increase in share-based compensation expense resulting from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 12. Share-Based Awards to our

condensed consolidated financial statements) and investments we have made in our marketing function, including increased advertising, to support our growth.

Strategic alternatives, restructuring and other

Strategic alternatives, restructuring and other includes the following during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Strategic alternatives	$4,921	$875
Cybersecurity incident	4,500	—
Lease restructuring, net	2,020	2,027
Other	3,187	2,044
Strategic alternatives, restructuring and other	$14,628	$4,946

Strategic alternatives, restructuring and other increased $9.7 million, to $14.6 million in the three months ended November 30, 2025 from $4.9 million in the prior year period. This increase was principally due to costs associated with our IPO and a cybersecurity incident (see Note 13. Commitments and Contingencies to our condensed consolidated financial statements) in the three months ended November 30, 2025.

Interest income

Interest income decreased $2.1 million, or 54.4%, to $1.8 million in the three months ended November 30, 2025 from $3.9 million in the prior year period. This decrease was principally attributable to a decrease in average cash and cash equivalents and marketable securities held and a decrease in interest rate yields.

Interest expense

We incurred insignificant interest expense during the three months ended November 30, 2025 and 2024.

Provision for income taxes

Provision for income taxes decreased $4.6 million, or 28.4%, to $11.7 million in the three months ended November 30, 2025 from $16.3 million in the prior year period.

Our effective income tax rate in the three months ended November 30, 2025 was 43.0% compared to 25.7% in the prior year period. The increase in our effective income tax rate was primarily due to the completion of our IPO, which resulted in certain IPO and executive compensation costs becoming nondeductible.

Non-GAAP Financial Measures and Reconciliations

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we also provide the below non-GAAP financial measures:

•
Adjusted net income attributable to Phoenix Education Partners. We define adjusted net income attributable to Phoenix Education Partners as net income attributable to Phoenix Education Partners, adjusted to eliminate the impact of restructuring lease expense, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, certain tax effects and other items set forth in the applicable table below.1
•
Adjusted EBITDA. We define adjusted EBITDA as net income attributable to Phoenix Education Partners, adjusted to eliminate the impact of restructuring lease expense, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation

1 For our first quarter of 2026, we changed our definition of this measure to start with “Net income attributable to Phoenix Education Partners” instead of “Net income” and began excluding expenses incurred related to our cybersecurity incident, which we do not believe are representative of our ongoing operations. We have retrospectively changed this measure for all periods presented to conform with our new definition.

expense, depreciation and amortization, interest income, net of interest expense, provision for income taxes and certain other items set forth in the applicable table below.1
•
Adjusted EBITDA margin. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue, expressed as a percentage.

Adjusted net income attributable to Phoenix Education Partners, adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures and are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of net income and EBITDA are well recognized performance measurements in the education industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties to compare the operating performance of companies in our industry. We believe these non-GAAP measures help compare our performance on a consistent basis across periods and provide an additional analytical tool to assist with identifying underlying trends in our results of operations. While we believe that these non-GAAP measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the comparable GAAP measures.

Adjusted net income attributable to Phoenix Education Partners, adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools. Additionally, other companies in our industry may calculate such measures differently than we do, limiting each measure’s usefulness as a comparative measure. Some of these limitations are:

(i)
they do not reflect costs or cash outlays for capital expenditures or contractual commitments;
(ii)
they do not reflect changes in, or cash requirements for, our working capital needs;
(iii)
they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and
(iv)
adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes.

Because of these limitations, adjusted net income attributable to Phoenix Education Partners, adjusted EBITDA and adjusted EBITDA margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. You are cautioned not to place undue reliance on this information.

The following tables present reconciliations of net income attributable to Phoenix Education Partners to adjusted net income attributable to Phoenix Education Partners and net income attributable to Phoenix Education Partners to adjusted EBITDA and adjusted EBITDA margin during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Net income attributable to Phoenix Education Partners, Inc.	$15,454	$46,416
Special items and share-based compensation:
Restructuring lease expense(a)	2,020	2,027
Strategic alternatives expense(b)	4,921	875
Cybersecurity incident expense(c)	4,500	—
Impairment charges and asset disposal losses(d)	20	34
Litigation charges and regulatory expense(e)	1,203	1,205
Non-cash share-based compensation expense(f)	29,499	646
Other(g)	1,964	1,195
Income tax effects of special items and share-based compensation(h)	(5,933)	(1,468)
Adjusted net income attributable to Phoenix Education Partners, Inc.	$53,648	$50,930

	Three Months Ended November 30,
($ in thousands)	2025	2024
Net income attributable to Phoenix Education Partners, Inc.	$15,454	$46,416
Restructuring lease expense(a)	2,020	2,027
Strategic alternatives expense(b)	4,921	875
Cybersecurity incident expense(c)	4,500	—
Impairment charges and asset disposal losses(d)	20	34
Litigation charges and regulatory expense(e)	1,203	1,205
Non-cash share-based compensation expense(f)	29,499	646
Depreciation and amortization	5,480	5,192
Interest income, net of interest expense	(1,546)	(3,744)
Provision for income taxes	11,662	16,294
Other(g)	1,964	1,195
Adjusted EBITDA	$75,177	$70,140
Net income attributable to Phoenix Education Partners, Inc. margin	5.9%	18.2%
Adjusted EBITDA margin	28.7%	27.5%
Net revenue used in computing net income attributable to Phoenix Education Partners, Inc. margin and adjusted EBITDA margin	$262,027	$254,692

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
(b)
Strategic alternatives expense consists of costs incurred for our IPO and costs incurred for pursuing strategic ownership alternatives considered prior to our IPO.
(c)
Represents expense associated with a cybersecurity incident we detected on November 21, 2025 (see Note 13. Commitments and Contingencies to our condensed consolidated financial statements).
(d)
Represents non-cash impairment charges and asset disposal losses.
(e)
Litigation charges and regulatory expense principally include $1.2 million in both the three months ended November 30, 2025 and 2024 associated with a multi-year insurance policy pertaining to borrower defense to repayment claims (see Note 13. Commitments and Contingencies to our condensed consolidated financial statements).
(f)
Represents non-cash equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation: Stock Compensation. Although share-based compensation is a key incentive offered to our employees, we evaluate our business performance excluding share-based compensation expense because it is a non-cash expense. The increase in share-based compensation expense in the three months ended November 30, 2025 compared to the prior year period resulted from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 12. Share-Based Awards to our condensed consolidated financial statements).
(g)
Other consists of management fees pursuant to a management consulting agreement (see Note 1. Nature of Operations and Significant Accounting Policies to our condensed consolidated financial statements) and other expenses that we believe are not indicative of our ongoing operations. The management consulting agreement was terminated effective as of the pricing of our IPO and therefore no management fees will accrue or be payable for periods after that date.
(h)
Represents the income tax effect of these non-GAAP adjustments, calculated using the appropriate statutory tax rates.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations and cash and cash equivalents and marketable securities on hand. We also have available liquidity through our $100 million revolving credit facility, which we have not drawn on as of November 30, 2025.

Our principal uses of cash are, and we expect to continue to be, payments of our operating expenses, such as wages and benefits, marketing and advertising and investments to maintain and enhance our digital technology platform and various technology systems to support and improve the student experience. Additionally, our board of directors approved a regular, quarterly cash dividend of $0.21 per share of common stock that will be paid to shareholders of record and holders of certain share-based awards during our second quarter of fiscal year 2026. We plan to pay additional regular, quarterly cash dividends in subsequent quarters, subject to the discretion of our board of directors.

We believe that our existing cash and cash equivalents and marketable securities, revolving credit facility and cash generated from operating activities will be sufficient to meet our working and other capital requirements for the foreseeable future.

Although we currently have substantial liquidity, our ability to deploy currently available liquidity is constrained by our need to maintain a Department of Education financial responsibility composite score of at least 1.5. See Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for a discussion of composite score requirements and calculations.

Cash and cash equivalents, restricted cash and cash equivalents and marketable securities

Our cash and cash equivalents, including restricted cash and cash equivalents and marketable securities are placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024	% Change
Cash and cash equivalents	$151,285	$136,504	10.8%
Restricted cash and cash equivalents	39,739	36,497	8.9%
Current marketable securities	12,191	9,005	35.4%
Noncurrent marketable securities	14,891	12,803	16.3%
Total	$218,106	$194,809	12.0%

Total cash and cash equivalents (including restricted cash and cash equivalents) and marketable securities (including current and noncurrent marketable securities) increased $23.3 million, or 12.0%, to $218.1 million during the three months ended November 30, 2025 from $194.8 million principally due to $31.1 million of cash generated from operating activities. This was partially offset by $4.7 million of capital expenditures.

As of November 30, 2025, our cash and cash equivalents (including restricted cash and cash equivalents) approximate fair value because of the short-term nature of the financial instruments. Our marketable securities (including current and noncurrent marketable securities) have original maturities to us greater than three months, and contractual maturities that will occur within three years. Our marketable securities are classified as available-for-sale and are measured at fair value. We determine the fair value of these investments using a market approach with Level 2 observable inputs including quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales. Additionally, all of the securities we hold are investment grade, and we had no related allowance for credit losses as of November 30, 2025.

Operating cash flows

The following provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Net income	$15,478	$47,118
Non-cash items	55,126	31,355
Changes in assets and liabilities, excluding impact of acquisition	(39,537)	(112,476)
Net cash provided by (used in) operating activities	$31,067	$(34,003)

Three months ended November 30, 2025 – Our non-cash items primarily consisted of $29.5 million of share-based compensation, a $9.6 million provision for credit losses on accounts receivable, $8.8 million of deferred income taxes, and $5.5 million of depreciation and amortization.

The changes in assets and liabilities primarily consisted of a $33.2 million increase in accounts receivable (excluding provision for credit losses in non-cash items discussed above), a $10.6 million increase in other assets and a $10.2 million decrease in accrued compensation and benefits, partially offset by a $23.9 million increase in deferred revenue.

Three months ended November 30, 2024 – Our non-cash items primarily consisted of $12.4 million of deferred income taxes, an $11.3 million provision for credit losses on accounts receivable, and $5.2 million of depreciation and amortization.

The changes in assets and liabilities primarily consisted of a $40.8 million increase in accounts receivable (excluding provision for credit losses in non-cash items discussed above), a $37.1 million decrease in student deposits (see further discussion below) and decreases in accrued compensation and benefits and accounts payable, partially offset by a $12.5 million increase in deferred revenue.

The decrease in student deposits was primarily due to a change in the timing of financial aid disbursements for the University’s students. Before the change, financial aid funds were typically disbursed in two installments that generally involved four courses. Such funding was included in student deposits on our condensed consolidated balance sheets until students began subsequent courses. Beginning in July 2024, the University began transitioning to financial aid disbursements by course with students transitioning after they complete their current academic year. Accordingly, student deposits decreased throughout fiscal year 2025 as the University’s students transitioned to single course financial aid disbursements.

Investing cash flows

The following provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Purchases of property and equipment	$(4,716)	$(5,792)
Marketable securities (purchases) sales and maturities, net	(5,429)	1,400
Acquisition, net of cash acquired	—	(1,982)
Net cash used in investing activities	$(10,145)	$(6,374)

Three months ended November 30, 2025 and 2024 – Cash used in investing activities was $10.1 million and $6.4 million for the three months ended November 30, 2025 and 2024, respectively. Capital expenditures during both periods principally represent internal software development. In addition, we paid $2.0 million, net of cash acquired, in the three months ended November 30, 2024 to acquire a controlling interest in Empath, Inc. (see Note 3. Acquisition to our condensed consolidated financial statements for more information).

Financing cash flows

The following provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2025	2024
Payments of dividend equivalents	$(721)	$(141)
Payroll taxes paid on share-based awards	(2,178)	(764)
Net cash used in financing activities	$(2,899)	$(905)

Three months ended November 30, 2025 and November 30, 2024 – Cash used in financing activities was $2.9 million and $0.9 million for three months ended November 30, 2025 and 2024, respectively. The cash flows in both periods represented payroll taxes and dividend equivalents paid associated with share-based awards.

Off-Balance Sheet Arrangements

We had a $32 million outstanding cash collateralized letter of credit as of November 30, 2025, which supports a sublease for a facility we have exited. Additionally, our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of November 30, 2025, the face amount of these surety bonds was less than $1 million.

Critical Accounting Estimates

A detailed discussion of our critical accounting estimates and significant accounting policies is included under the caption “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report on Form 10-K. During the three months ended November 30, 2025, there have been no material changes to our critical accounting estimates or our significant accounting policies as disclosed in our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1. Nature of Operations and Significant Accounting Policies to our condensed consolidated financial statements for recently issued accounting pronouncements adopted or not yet adopted as of the date of this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our audited financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. See Note 1. Nature of Operations and Significant Accounting Policies to our audited consolidated financial statements for more information regarding new or revised accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our investments. We invest our excess cash in cash equivalents and marketable securities and earnings from such investments may be adversely affected in the future should interest rates decline. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. During the three months ended November 30, 2025 and 2024, our interest rate yields were approximately 3% and 4%, respectively, and we earned $1.8 million and $3.9 million of interest income, respectively.

We do not currently have material risk associated with interest expense as we did not have any outstanding debt as of November 30, 2025.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

A description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business is provided in Note 13. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

In connection with the IPO, on October 9, 2025, all of the outstanding shares of the University’s common stock owned by persons other than us were converted into shares of our common stock at a ratio equal to one share of our common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of our common stock upon the conversion of 790,714 previously outstanding shares of the University’s common stock, and the University is now a wholly owned subsidiary of the Company.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
3.2	Bylaws of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
10.1

Stockholders’ Agreement by and among Phoenix Education Partners, Inc., TVG-I-E-AEG Holdings, LP and AP VIII Socrates Holdings, L.P.(incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.2

Registration Rights Agreement by and among Phoenix Education Partners, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.3

The University of Phoenix, Inc. Amended & Restated Stockholders’ Agreement by and among the University of Phoenix, Inc., Phoenix Education Operating Corp. and Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.4†	Phoenix Education Partners, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on November 20, 2025)
10.5†	Phoenix Education Partners, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on November 20, 2025)
10.6†	Phoenix Education Partners, Inc. Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the SEC on November 20, 2025)
10.7

Revolving Credit Agreement, dated November 13, 2025, by and among, Phoenix Education Partners, Inc., the lenders and issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phoenix Education Partners, Inc.

Date: January 13, 2026	By:	/s/ Blair Westblom
Blair Westblom
Chief Financial Officer