Form 10-Q
period 2026-02-28
Phoenix Education Partners, Inc.
filed 2026-04-07
CIK 1600222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of March 31, 2026, the registrant had 35,810,977 shares of common stock, $0.01 par value per share, outstanding.

i

OVERVIEW

In this Quarterly Report on Form 10-Q for the period ended February 28, 2026 (this “Quarterly Report on Form 10-Q”), unless otherwise indicated or the context otherwise requires, references to the “Company,” the “Issuer,” “we,” “us” and “our” refer, prior to our conversion into a corporation, to AP VIII Queso Holdings, L.P. and its consolidated subsidiaries and, after our conversion into a corporation, to Phoenix Education Partners, Inc. and its consolidated subsidiaries. References to the “University” refer to The University of Phoenix, Inc., our indirect wholly-owned subsidiary. Apollo Education Group, Inc., our direct wholly-owned subsidiary and the direct parent of the University, has been renamed Phoenix Education Operating Corp (“PEOC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except par value)	February 28, 2026	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$194,597	$136,504
Restricted cash and cash equivalents	36,752	36,497
Marketable securities	6,770	9,005
Accounts receivable, net	35,015	58,957
Prepaid income taxes	14,956	3,160
Other current assets	29,362	21,827
Total current assets	317,452	265,950
Marketable securities	13,951	12,803
Property and equipment, net	38,510	38,846
Goodwill	3,732	3,732
Intangible assets, net	86,019	87,294
Operating lease right-of-use assets, net	38,335	41,920
Deferred income taxes, net	23,413	20,566
Other assets	24,982	22,451
Total assets	$546,394	$493,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,521	$25,696
Accrued compensation and benefits	28,033	28,534
Student deposits	9,928	11,049
Deferred revenue	38,120	37,210
Current operating lease liabilities	9,541	8,948
Other current liabilities	41,591	50,608
Total current liabilities	157,734	162,045
Long-term operating lease liabilities	58,798	64,352
Other long-term liabilities	36,298	27,110
Total liabilities	252,830	253,507
Commitments and contingencies (Note 13 and Note 14)
Equity:(1)
General partner	—	—
Limited partners (35,596 shares outstanding as of August 31, 2025)	—	246,735
Preferred Stock ($0.01 par value; 5,000 shares authorized, no shares issued and outstanding)	—	—
Common Stock ($0.01 par value; 1,495,000 shares authorized, 35,811 shares issued and outstanding as of February 28, 2026)	358	—
Additional paid-in capital	272,814	—
Retained earnings	17,889	—
Accumulated other comprehensive income, net	65	39
Total Phoenix Education Partners, Inc. equity	291,126	246,774
Noncontrolling interests	2,438	(6,719)
Total equity	293,564	240,055
Total liabilities and equity	$546,394	$493,562

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2026	2025	2026	2025
Net revenue	$222,461	$223,406	$484,488	$478,098
Costs and expenses:
Instructional and support	105,242	107,210	220,490	215,333
General and administrative	98,105	90,428	204,662	172,383
Strategic alternatives, restructuring and other	5,108	6,103	19,736	11,049
Total costs and expenses	208,455	203,741	444,888	398,765
Operating income	14,006	19,665	39,600	79,333
Interest income	1,776	2,198	3,537	6,056
Interest expense	(550)	(111)	(765)	(225)
Income before income taxes	15,232	21,752	42,372	85,164
Provision for income taxes	4,763	5,648	16,425	21,942
Net income	10,469	16,104	25,947	63,222
Net loss (income) attributable to noncontrolling interests	311	21	287	(681)
Net income attributable to Phoenix Education Partners, Inc.	$10,780	$16,125	$26,234	$62,541
Earnings per share:(1)
Basic	$0.30	$0.45	$0.73	$1.76
Diluted	$0.28	$0.43	$0.68	$1.66
Shares used in computing earnings per share:
Basic	35,778	35,560	35,714	35,532
Diluted	38,888	37,898	38,744	37,764

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Net income	$10,469	$16,104	$25,947	$63,222
Other comprehensive income (loss) (net of tax)(1):
Change in fair value of available-for-sale securities	(16)	(15)	26	(58)
Comprehensive income	10,453	16,089	25,973	63,164
Comprehensive loss (income) attributable to noncontrolling interests	311	21	287	(681)
Comprehensive income attributable to Phoenix Education Partners, Inc.	$10,764	$16,110	$26,260	$62,483

(1)
The tax effect during the three and six months ended February 28, 2026 and 2025 was not material.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of November 30, 2025	35,725	$—	$—	$357	$264,516	$15,454	$81	$280,408	$2,749	$283,157
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(16)	(16)	—	(16)
Share-based compensation	—	—	—	—	9,667	—	—	9,667	—	9,667
Shares issued under share-based compensation plans	129	—	—	1	(1)	—	—	—	—	—
Tax withholdings for share-based award settlements	(43)	—	—	—	(1,368)	—	—	(1,368)	—	(1,368)
Common stock dividend ($0.21 per share) and dividend equivalents	—	—	—	—	—	(8,345)	—	(8,345)	—	(8,345)
Net income (loss)	—	—	—	—	—	10,780	—	10,780	(311)	10,469
Balance as of February 28, 2026	35,811	$—	$—	$358	$272,814	$17,889	$65	$291,126	$2,438	$293,564

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of November 30, 2024	35,560	$—	$373,675	$—	$—	$—	$2	$373,677	$26,665	$400,342
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(15)	(15)	—	(15)
Share-based compensation	—	—	—	—	—	—	—	—	617	617
Tax withholdings for share-based award settlements	—	—	—	—	—	—	—	—	(10)	(10)
Dividends and dividend equivalents to noncontrolling interests	—	—	—	—	—	—	—	—	(13,820)	(13,820)
Capital distributions to limited partners ($3.85 per share)	—	—	(134,001)	—	—	—	—	(134,001)	—	(134,001)
Net income (loss)	—	—	16,125	—	—	—	—	16,125	(21)	16,104
Balance as of February 28, 2025	35,560	$—	$255,799	$—	$—	$—	$(13)	$255,786	$13,431	$269,217

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2025	35,596	$—	$246,735	$—	$—	$—	$39	$246,774	$(6,719)	$240,055
Corporate conversion	—	—	(246,735)	356	236,935	—	—	(9,444)	9,444	—
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	26	26	—	26
Share-based compensation	—	—	—	—	39,166	—	—	39,166	—	39,166
Shares issued under share-based compensation plans	319	—	—	3	(3)	—	—	—	—	—
Tax withholdings for share-based award settlements	(104)	—	—	(1)	(3,284)	—	—	(3,285)	—	(3,285)
Common stock dividend ($0.21 per share) and dividend equivalents	—	—	—	—	—	(8,345)	—	(8,345)	—	(8,345)
Net income (loss)	—	—	—	—	—	26,234	—	26,234	(287)	25,947
Balance as of February 28, 2026	35,811	$—	$—	$358	$272,814	$17,889	$65	$291,126	$2,438	$293,564

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2024	35,501	$—	$327,259	$—	$—	$—	$45	$327,304	$21,626	$348,930
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	4,147	4,147
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(58)	(58)	—	(58)
Share-based compensation	77	—	—	—	—	—	—	—	1,263	1,263
Tax withholdings for share-based award settlements	(18)	—	—	—	—	—	—	—	(325)	(325)
Dividends and dividend equivalents to noncontrolling interests	—	—	—	—	—	—	—	—	(13,961)	(13,961)
Capital distributions to limited partners ($3.85 per share)	—	—	(134,001)	—	—	—	—	(134,001)	—	(134,001)
Net income	—	—	62,541	—	—	—	—	62,541	681	63,222
Balance as of February 28, 2025	35,560	$—	$255,799	$—	$—	$—	$(13)	$255,786	$13,431	$269,217

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended February 28,
($ in thousands)	2026	2025
Operating activities:
Net income	$25,947	$63,222
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	39,166	1,263
Depreciation and amortization	11,205	10,814
Non-cash lease expense	3,585	3,594
Impairment charges and asset disposal losses	520	84
Provision for credit losses on accounts receivable	16,075	23,354
Deferred income taxes	7,811	12,840
Changes in assets and liabilities, excluding the impact of acquisition:
Accounts receivable	7,867	(12,954)
Prepaid income taxes	(11,796)	(4,403)
Other assets	(10,083)	(629)
Accounts payable	4,825	(7,683)
Accrued compensation and benefits	(501)	(6,059)
Student deposits	(1,121)	(52,893)
Deferred revenue	910	2,996
Operating lease liabilities	(4,961)	(6,154)
Other liabilities	(9,495)	(5,243)
Net cash provided by operating activities	79,954	22,149
Investing activities:
Purchases of property and equipment	(10,085)	(10,892)
Purchases of marketable securities	(10,066)	(11,082)
Sales of marketable securities	—	8,475
Maturities of marketable securities	11,204	2,650
Acquisition, net of cash acquired	—	(1,982)
Other investing activities	(46)	(35)
Net cash used in investing activities	(8,993)	(12,866)
Financing activities:
Payments of dividend and dividend equivalents	(9,066)	—
Payroll taxes paid on share-based awards	(3,547)	(774)
Payments of dividend and dividend equivalents to noncontrolling interests	—	(13,961)
Capital distributions to limited partners	—	(134,001)
Net cash used in financing activities	(12,613)	(148,736)
Net change in cash and restricted cash	58,348	(139,453)
Cash and restricted cash, beginning of period	173,001	356,170
Cash and restricted cash, end of period	$231,349	$216,717
Supplemental disclosure information:
Income tax payments, net	$20,410	$10,812
Noncontrolling interest issued in business combination	$—	$4,147

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Prior to completing our initial public offering (“IPO”) on October 10, 2025, AP VIII Queso Holdings, L.P. (“Queso”, and together with its subsidiaries, the “Company”, “we”, “us”, or “our”) was a limited partnership that was formed in accordance with the laws of Delaware on January 9, 2014. Queso made an election to be classified as a corporation for federal income tax purposes and its fiscal year was from September 1 to August 31. Prior to the IPO, Queso converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Phoenix Education Partners, Inc. (“Phoenix Education Partners”). In connection with our conversion into a corporation, all of the 1,028,000 outstanding limited partnership units of Queso were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Following our conversion into a corporation, Phoenix Education Partners holds all of the property and assets and assumed all of the debts and obligations of Queso.

Initial Public Offering

At our IPO closing, certain of our existing shareholders sold 4,250,000 shares at the IPO price of $32.00 per share. The existing shareholders sold an additional 637,500 shares on October 15, 2025 at the IPO price. The selling shareholders received all of the proceeds from these sales. Accordingly, we did not receive any proceeds from the sale of shares associated with the offering. We expensed all offering costs, primarily consisting of legal, accounting, printing and filing services, and other third-party fees related to the IPO, as incurred because we did not receive any proceeds from the offering. We did not incur any offering costs in the three months ended February 28, 2026 and incurred approximately $5 million of offering costs in the six months ended February 28, 2026. During the three and six months ended February 28, 2025, we incurred approximately $4 million of offering costs. This expense is included in strategic alternatives, restructuring and other on our condensed consolidated statements of income.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Phoenix Education Partners on a consistent basis with the audited consolidated financial statements for the year ended August 31, 2025, and contain all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of our 2025 Annual Report on Form 10-K for the year ended August 31, 2025, as filed with the SEC on November 20, 2025. The results of operations for the three and six months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the year ending August 31, 2026 or any other future period, and we make no representations related thereto.

In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, we have applied retrospective presentation to our earnings per share for all periods presented in our financial statements to reflect the shares of common stock resulting from our IPO. Refer to Note 11. Earnings Per Share for additional information.

Beginning in the first quarter of fiscal year 2026 and after the IPO, we began separately presenting tax withholding for share‑based award settlements and dividend and dividend equivalents to noncontrolling interests on our condensed consolidated statements of equity and condensed consolidated statements of cash flows. We have reclassified prior periods to conform to our current period presentation.

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

Seasonality

The University’s non-term academic model encompasses a series of courses taken consecutively over the length of the program, which we would expect to limit seasonal enrollment fluctuations. However, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced, and expect to continue to experience, increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons.

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

As of February 28, 2026 and August 31, 2025, we had $13.4 million and $13.1 million, respectively, of contract liabilities for discount programs that represent material rights to students which are included in other current liabilities on our condensed consolidated balance sheets. Additionally, we had contract liabilities consisting of deferred revenue and student deposits as reflected on our condensed consolidated balance sheets. The substantial majority of our contract liabilities as of a respective period end will be recognized in net revenue during the following sequential quarter due to course start timing and course duration.

Related Party Transactions

Prior to our IPO, we paid affiliates of Apollo Global Management, Inc. (“Apollo”) and The Vistria Group, LP (“Vistria”) for management consulting and advisory professional services. Apollo and Vistria are affiliated with entities that have ownership interests in Phoenix Education Partners. Our management consulting agreements with Apollo and Vistria were terminated effective as of the pricing of our IPO and amounts we paid for such services during the six months ended February 28, 2026 were immaterial.

We remain a “controlled company” of Apollo subsequent to the IPO and we have related party transactions with certain Apollo-affiliated portfolio companies. During the three months ended February 28, 2026 and 2025, we paid Rackspace Technology, Inc. $1.5 million and $1.1 million, respectively, and $3.3 million and $2.1 million during the six months ended February 28, 2026 and 2025, respectively, for technology services.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

New Accounting Standards

Income Taxes - Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies and enhances certain required income tax disclosures. ASU 2023-09 was effective for our fiscal year that began on September 1, 2025. ASU 2023-09 will not impact our consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows, but will impact our financial statement disclosures in our 2026 Annual Report on Form 10-K.

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

Note 2. Strategic Alternatives, Restructuring and Other

Strategic alternatives, restructuring and other includes the following during the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Strategic alternatives	$356	$4,124	$5,277	$4,999
Cybersecurity incident	329	—	4,829	—
Lease restructuring expense (credit), net	1,585	(311)	3,605	1,716
Other	2,838	2,290	6,025	4,334
Strategic alternatives, restructuring and other	$5,108	$6,103	$19,736	$11,049

Strategic alternatives represents costs incurred for our IPO and for pursuing other strategic alternatives (see Note 1. Nature of Operations and Significant Accounting Policies). See Note 13. Commitments and Contingencies for information on the cybersecurity incident. During the three months ended February 28, 2025, we recognized a net credit in lease restructuring resulting from a reduction

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

in our estimated future cash flows associated with our exited space (See Note 8. Other Liabilities for information on the University’s restructuring activities).

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

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted cash and cash equivalents are presented separately from cash and cash equivalents on our condensed consolidated balance sheets. The following provides a reconciliation of cash and restricted cash as presented on our condensed consolidated statements of cash flows as of the respective periods:

	February 28,
($ in thousands)	2026	2025
Cash and cash equivalents	$194,597	$166,370
Restricted cash and cash equivalents	36,752	50,347
Total cash and restricted cash	$231,349	$216,717

Fair value measurements

The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	February 28, 2026
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$114,878	$—	$—	$114,878	$114,878	$—	$—
Level 1:
Money market funds	116,471	—	—	116,471	116,471	—	—
Level 2:
Corporate bonds	20,635	105	(19)	20,721	—	6,770	13,951
Total	$251,984	$105	$(19)	$252,070	$231,349	$6,770	$13,951

	August 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$129,113	$—	$—	$129,113	$129,113	$—	$—
Level 1:
Money market funds	39,574	—	—	39,574	39,574	—	—
Level 2:
Corporate bonds	26,070	71	(19)	26,122	4,314	9,005	12,803
Total	$194,757	$71	$(19)	$194,809	$173,001	$9,005	$12,803

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

Our marketable securities have maturities that occur within three years. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales. Additionally, all of our securities are investment grade and are classified as available for sale. We have no related allowance for credit losses as of February 28, 2026.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Accounts Receivable, Net

Accounts receivable, net consists of the following as of the respective periods:

($ in thousands)	February 28, 2026	August 31, 2025
Student accounts receivable	$73,337	$91,127
Allowance for credit losses	(40,420)	(42,000)
Net student accounts receivable	32,917	49,127
Other receivables	2,098	9,830
Accounts receivable, net	$35,015	$58,957

The following summarizes the activity in allowance for credit losses during the respective periods:

	Three months ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Beginning allowance for credit losses	$43,102	$42,354	$42,000	$49,200
Provision for credit losses on accounts receivable	6,496	12,073	16,075	23,354
Write-offs, net of recoveries	(9,178)	(10,681)	(17,655)	(28,808)
Ending allowance for credit losses	$40,420	$43,746	$40,420	$43,746

Note 6. Goodwill and Intangibles

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the net identifiable assets acquired and liabilities assumed. See Note 3. Acquisition for goodwill acquired in the first quarter of fiscal year 2025.

Intangible assets consist of the following as of the respective periods:

	February 28, 2026			August 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Curriculum	$706	$(414)	$292	$659	$(301)	$358
Technology	7,254	(3,627)	3,627	7,254	(2,418)	4,836
Total finite-lived intangible assets	7,960	(4,041)	3,919	7,913	(2,719)	5,194
Trademark	20,600	—	20,600	20,600	—	20,600
Accreditation	61,500	—	61,500	61,500	—	61,500
Total indefinite-lived intangible assets	82,100	—	82,100	82,100	—	82,100
Total intangible assets, net	$90,060	$(4,041)	$86,019	$90,013	$(2,719)	$87,294

Our finite-lived intangible assets are amortized on a straight-line basis. Amortization expense was $0.7 million in both the three months ended February 28, 2026 and 2025 and $1.3 million and $1.4 million in the six months ended February 28, 2026 and 2025, respectively.

The weighted average remaining useful life of our finite-lived intangible assets as of February 28, 2026 was approximately 1.5 years. The estimated future amortization expense of our finite-lived intangible assets as of February 28, 2026 is as follows:

($ in thousands)	Remainder of 2026	2027	2028	2029	Total
Estimated future amortization expense	$1,306	$2,558	$53	$2	$3,919

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Leases

Lease expense is included in instructional and support, general and administrative and strategic alternatives, restructuring and other on our condensed consolidated statements of income. The components of our operating lease costs were as follows during the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Operating lease cost	$3,243	$3,366	$6,531	$6,884
Variable lease cost	666	1,000	1,563	1,419
Less: Sublease income(1)	(2,085)	(1,460)	(3,649)	(2,934)
Total lease cost, net	$1,824	$2,906	$4,445	$5,369

(1)
We expect to recognize $33.2 million in sublease income for periods subsequent to February 28, 2026, through March 2031, the sublease termination date. Sublease income represents all of our consolidated lease income and is recorded as an offset to lease expense in strategic alternatives, restructuring and other on our condensed consolidated statements of income.

Future payments related to our operating lease liabilities were as follows for periods subsequent to February 28, 2026:

($ in thousands)
Remainder of 2026	$6,720
2027	16,265
2028	16,590
2029	16,922
2030	17,260
2031	10,185
Total operating lease payments	83,942
Less: liability accretion	(15,603)
Present value of operating lease liabilities	68,339
Less: current operating lease liabilities	(9,541)
Long-term operating lease liabilities	$58,798

The following provides supplemental information related to leases during the respective periods:

	Six Months Ended February 28,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$7.9 million	$9.4 million
Operating lease ROU assets obtained in exchange for lease liabilities	None	None

(1)
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended February 28, 2025 includes rent paid on campus leases that expired during the prior fiscal year.

Note 8. Other Liabilities

Other current liabilities consist of the following as of the respective periods:

($ in thousands)	February 28, 2026	August 31, 2025
Accrued advertising	$10,744	$14,740
Contract liabilities for discount programs	13,409	13,079
Restructuring obligations(1)	3,092	2,991
Other	14,346	19,798
Total other current liabilities	$41,591	$50,608

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	February 28, 2026	August 31, 2025
Restructuring obligations(1)	$11,345	$12,909
Uncertain tax position(2)	22,661	11,994
Other	2,292	2,207
Total other long-term liabilities	$36,298	$27,110

(1)
The University’s restructuring activities over recent years have been completed and principally included closing ground locations, rationalizing leased administrative office facilities, and workforce reductions. Our liability, including current and long-term, associated with these activities was $14.4 million and $15.9 million as of February 28, 2026 and August 31, 2025, respectively, and principally represents the present value of future estimated non-rent, executory costs associated with an exited lease that will be paid over the respective lease term through fiscal year 2031. The decrease in the liability during the six months ended February 28, 2026 was principally attributable to payments related to such lease. The gross, undiscounted, obligation associated with this liability was approximately $17 million as of February 28, 2026.
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

In addition, the Revolving Facility requires us to comply on a quarterly basis with a maximum leverage ratio if borrowings under the Revolving Facility on such date exceed 35% of the then outstanding commitments under the Revolving Facility.

As of February 28, 2026, we had no outstanding borrowings under the Revolving Facility and were in compliance with the terms and conditions of the Revolving Facility.

Note 10. Income Taxes

We are subject to income taxes in the United States and various state jurisdictions. We compute our interim income tax provision by applying our estimated effective tax rate expected to be applicable for the fiscal year, adjusted for discrete items, if applicable, to our income before income taxes for the period. Our effective tax rate is dependent upon several factors, such as tax rates in state jurisdictions and the relative amount of income we earn in such jurisdictions. We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

Our income tax expense for the three and six months ended February 28, 2026 was $4.8 million and $16.4 million, or 31.3% and 38.8% of income before income taxes for the respective periods. The effective tax rates differed from the federal statutory rate of 21% primarily due to state income taxes and certain non-deductible executive compensation and transaction costs related to the IPO.

Our income tax expense for the three and six months ended February 28, 2025 was $5.6 million and $21.9 million, or 26.0% and 25.8% of income before income taxes for the respective periods. The effective tax rates differed from the federal statutory rate of 21% primarily due to state income taxes.

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

We calculate earnings per share by dividing net income attributable to Phoenix Education Partners, Inc. by the weighted average shares outstanding. For diluted weighted average shares outstanding, we calculate the dilutive effect of share-based awards by applying the treasury stock method.

The components of basic and diluted earnings per share consist of the following for the respective periods:

	Three months ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to Phoenix Education Partners, Inc. (basic and diluted)	$10,780	$16,125	$26,234	$62,541
Denominator:
Basic weighted average shares outstanding	35,778	35,560	35,714	35,532
Dilutive effect of stock options(1)	3,003	2,285	2,912	2,188
Dilutive effect of restricted stock units(1)	107	53	118	44
Diluted weighted average shares outstanding	38,888	37,898	38,744	37,764
Basic income per share attributable to Phoenix Education Partners, Inc.	$0.30	$0.45	$0.73	$1.76
Diluted income per share attributable to Phoenix Education Partners, Inc.	$0.28	$0.43	$0.68	$1.66

(1)
Diluted shares during both the three and six months ended February 28, 2026 excludes approximately 0.5 million performance share units that are contingently issuable shares as they vest upon achievement of performance conditions. Additionally, approximately 2.1 million outstanding stock options and 0.1 million restricted stock units are excluded from both the three and six months ended February 28, 2025 because such awards were contingently issuable shares as they vested upon certain changes in control or achievement of performance conditions.

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

In connection with the IPO, we modified approximately 1.7 million outstanding stock options that previously vested solely upon a change in control or ownership, which resulted in 0.9 million of such stock options vesting at the IPO and the remaining 0.8 million vesting on the first anniversary of the IPO. The weighted average fair value of these stock options at the modification date was $21.69, and we recognized $27.4 million of share-based compensation expense in the six months ended February 28, 2026, as a result. As of February 28, 2026, we had $9.9 million of unrecognized share-based compensation expense for these stock options that we expect to recognize over a period of less than one year.

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
•
Volatility: 35.6%
•
Dividend yield: zero due to stock option recipients’ expected participation in dividends
•
Term: 1.1 years.

We did not grant any share-based awards under the University of Phoenix, Inc. Management Equity Plan during the six months ended February 28, 2026 and do not expect to grant any new awards in the future under such plan. The following provides a summary of the University’s stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at August 31, 2025	4,930	$8.61
Granted	—	N/A
Exercised(1)	(227)	$7.53		$5,283
Forfeited, canceled or expired	(6)	$10.61
Balance at February 28, 2026	4,697	$8.66	5	$98,355
Vested and expected to vest as of February 28, 2026	4,697	$8.66	5	$98,355
Exercisable as of February 28, 2026	3,925	$8.27	5	$83,711

(1)
We did not receive any cash from stock option exercises in the six months ended February 28, 2026.

In addition to the expense associated with the stock options described above, we have $0.4 million of unrecognized share-based compensation expense related to the University’s restricted stock units that we expect to recognize over a period of less than one year.

Share-Based Awards – Phoenix Education Partners Omnibus Incentive Plan

In connection with our IPO, our new Omnibus Incentive Plan became effective with an initial reserve of approximately 4.1 million shares of our common stock for issuance of awards thereunder. During the three months ended February 28, 2026, we registered an approximately 1.8 million additional shares of our common stock for issuance under the Omnibus Incentive Plan.

Restricted stock units granted pursuant to the Omnibus Incentive Plan generally vest over three years and contain service conditions exclusively or service and performance conditions.

In connection with our IPO, we granted the following share-based awards:

•
1.3 million restricted stock units with a grant date fair value of $32 per share subject only to service vesting over three years.
•
0.5 million performance share units with a grant date fair value of $33.50 per share subject to service and performance vesting conditions over three years with the number of common shares that will ultimately be issued calculated by multiplying the number of performance shares by a payout percentage that ranges from 0% up to 200%. These awards also contain a market-based performance multiplier that can increase or decrease the number of performance shares earned by up to 15%, subject to the 0% floor and 200% maximum, based on the Company’s Total Shareholder Return relative to a subset of peer companies.
•
0.1 million of unrestricted shares of common stock with a grant date fair value of $32 per share.

We also granted an immaterial amount of restricted stock units after the IPO in the three months ended February 28, 2026 that will vest one year from the grant date.

As of February 28, 2026, we expect to recognize approximately $36.9 million and $14.0 million of unrecognized share-based compensation expense related to unvested stock units and unvested performance share units, respectively, over a weighted average period of approximately 2.6 years.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Phoenix Education Partners Employee Stock Purchase Plan

In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP”) pursuant to which all eligible employees of the Company are able to purchase shares of our common stock at a favorable price and upon favorable terms on specified dates. As of February 28, 2026, we have reserved an aggregate of 1.2 million shares of our common stock for issuance thereunder. The Company has not determined a date for the first offering period; therefore, no shares have been issued under the ESPP.

Share-Based Compensation

The following details total share-based compensation during the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Instructional and support	$2,492	$211	$9,253	$433
General and administrative	7,175	406	29,913	830
Share-based compensation	$9,667	$617	$39,166	$1,263

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

Sponsorship Rights Agreement

In August 2018, PEOC entered into an agreement for sponsorship rights on a stadium in Glendale, Arizona, which is the home of the Arizona Cardinals football team in the National Football League. The agreement term is in effect until 2030 with options to extend. Pursuant to the agreement, PEOC was required to pay $1.5 million for the initial contract year, which was set to increase 3% per year until 2030. In December 2025, PEOC amended the Sponsorship Rights Agreement to, among other things, lower the annual increase from 3% to 1.5% for the remaining contract term. As of February 28, 2026, our remaining contractual obligation pursuant to the agreement, as amended, was approximately $9 million.

Letters of Credit

We had a $32 million outstanding cash collateralized letter of credit as of February 28, 2026, which supports a sublease for a facility we have exited.

Subsequent to February 28, 2026, we replaced our existing cash collateralized letter of credit with a new letter of credit, on substantially the same terms, through our Revolving Facility. As a result, we expect corresponding reductions in restricted cash and available capacity under our Revolving Facility.

Surety Bonds

Our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of February 28, 2026, the face amount of these surety bonds was less than $1 million.

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

Cybersecurity Incident

We experienced a cybersecurity incident involving the Oracle E-Business Suite software platform (“Oracle EBS”). We are one of a number of organizations, including other academic institutions, from which an unauthorized third-party exfiltrated data by exploiting a previously unknown software vulnerability in Oracle EBS. The incident has not impacted our business operations or student programming.

Upon detecting the incident on November 21, 2025, we promptly took steps to investigate and respond with the assistance of leading third-party cybersecurity firms. While the investigation remains ongoing, we believe that the software vulnerability was used in August 2025 to copy certain data maintained in our Oracle EBS environment. We promptly installed Oracle EBS software patches to remediate the vulnerability following their release in October 2025. We believe that certain personal information, including names and contact information, dates of birth, social security numbers, and bank account and routing numbers, with respect to numerous individuals was accessed without authorization. To our knowledge, the unauthorized third-party has not publicly disseminated the data. We are continuing to review the impacted data and are providing the required notifications to affected parties and applicable regulatory entities and also implemented measures to enhance security and reduce the risk of a similar incident occurring in the future.

In connection with this cybersecurity incident, we are currently aware of the filing of a number of putative class action lawsuits in which the University is either a single defendant or co-defendant with Oracle, or co-defendant with Oracle and other companies. On January 5, 2026, some of these lawsuits were consolidated into a single matter, along with other lawsuits against unrelated defendants which stem from the same Oracle EBS software vulnerability discussed above. This consolidated putative class action is titled In re Oracle Corporation Data Breach Litigation and is pending in federal court in the Western District of Texas (Case No. 1:25-cv-01805). The remaining lawsuits may eventually be consolidated with the Western District of Texas case or may proceed separately.

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

During the six months ended February 28, 2026, we recorded $4.8 million of expense associated with this cybersecurity incident that is included in strategic alternatives, restructuring and other on our condensed consolidated statements of income. The expense principally represents costs to notify the affected parties, fees from third-party cybersecurity firms, and legal fees related to the incident response. Although we expect to incur additional expenses related to this event in future periods, we maintain a comprehensive cybersecurity insurance policy, which covers costs associated with the incident response, investigatory and remediation expense, potential regulatory action, business interruption, and costs associated with investigating, defending, and resolving legal proceedings related to the incident, subject to deductibles, exclusions and limits.

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

During our second quarter of fiscal year 2026, we filed a motion to dismiss this matter, which the court granted in part and denied in part. Subsequently, the parties mutually agreed to explore resolution of this matter via mediation, which is currently scheduled in June 2026.

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

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million federal student loans from borrowers who made claims regarding the University’s “Let’s Get to Work” ad campaign, which ran from 2012 to 2014 based on its announced finding that the University substantially misrepresented its relationships with outside companies in the ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for approximately $37 million in discharged loans, but the Department of Education has not yet commenced any such action. While the discharged loans related to these BDR claims appear also to have been subject to automatic discharge under the terms of BDR-related litigation, the settlement of which itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, it remains possible that the Department of Education could attempt to seek recoupment of such discharged payments in the future, and we cannot predict the timing or scale of such recoupment efforts if pursued.

Because of the many questions of fact and law that may arise, the outcome of BDR claims is uncertain at this point. Based on the information available to us at present, we cannot estimate a reasonably possible range of loss for BDR claims and, accordingly, we have not accrued any liability associated with such claims.

Note 15. Segment Reporting

We have one operating and reportable segment, the University, which represents all of our consolidated net revenue in the three and six months ended February 28, 2026 and 2025. Our chief operating decision maker (“CODM”), Christopher Lynne, Chief Executive Officer of the Company, currently evaluates performance and manages our operations at the consolidated level.

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

No individual customer accounted for more than 10% of our consolidated net revenue in the three and six months ended February 28, 2026 and 2025.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following provides information on net revenue, significant expenses and net income for our single reportable segment during the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Net revenue	$222,461	$223,406	$484,488	$478,098
Costs and expenses:
Compensation and related costs(1)	112,785	103,058	246,085	204,695
Advertising	48,248	48,597	91,308	89,744
Provision for credit losses on accounts receivable	6,496	12,073	16,075	23,354
Strategic alternatives, restructuring and other	5,108	6,103	19,736	11,049
Other(2)	35,818	33,910	71,684	69,923
Total costs and expenses	208,455	203,741	444,888	398,765
Operating income	14,006	19,665	39,600	79,333
Interest income	1,776	2,198	3,537	6,056
Interest expense	(550)	(111)	(765)	(225)
Income before income taxes	15,232	21,752	42,372	85,164
Provision for income taxes	4,763	5,648	16,425	21,942
Net income	$10,469	$16,104	$25,947	$63,222

(1)
The increase in compensation and related costs during the three and six months ended February 28, 2026 compared to the three and six months ended February 28, 2025 was principally due to share-based compensation resulting from our IPO. See Note 12. Share-Based Awards for further information.
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
•
our ability to enroll and retain students, including the impact of changes to internet search due to artificial intelligence;
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

Overview

We, through our subsidiary The University of Phoenix, Inc., are a pioneer of online higher education for working adults in the United States. Since our founding in 1976, the University has been a mission-driven organization focused on offering a distinctive and affordable online higher education experience that is customized for working adults who did not fit the traditional 18- to 22-year-old campus-based student model. The University has been accredited since 1978 by the Higher Learning Commission (“HLC”), an institutional accrediting agency recognized by the Department of Education. In our nearly five decades of operation, we have served more than 1.1 million alumni (including those who have completed non-degree certificates) and conferred more than 1.3 million degrees.

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

In connection with the expiration of the IPO lock-up period on April 6, 2026, shares of our common stock issued upon prior or future exercises of University stock options by the option holders (other than our Section 16 officers, who remain subject to a one-year lock-up) became eligible for sale, subject to normal trading window restrictions, in the public market. Upon exercise, we may elect to settle such awards through net share settlement or repurchase of the options for cash. The extent to which these options are exercised, and the method of settlement we elect, will affect either or both the number of shares of our common stock outstanding and our liquidity.

As of the date of this filing, we cannot reasonably estimate the extent of future option exercises or the method of settlement that will be elected, and accordingly, the potential impact on our outstanding share count and liquidity is uncertain. In addition, following the expiration of the lock-up period, sales of shares by our employees and former employees may adversely affect the market price of our common stock.

Factors Affecting Results of Operations

We believe our market position provides us with a significant opportunity to drive sustainable growth in the future. The following factors, among others described herein, have historically affected, and we expect in the future will similarly affect, our performance:

Enrollment. The net revenue we generate in a given period largely depends on the total number of courses taken by the enrolled student population and the price per course. As part of our focus on affordable and accessible tuition, we have not raised tuition rates since 2018. Our student retention rates, calculated as (i) the number of confirmed undergraduate students who both started a degree or non-degree certificate program and posted attendance in a course within such program as of an applicable date, divided by (ii) the number of confirmed undergraduate students who started such a program, expressed as a percentage, have increased from 59.7% for the 2016/2017 cohort to 76.6% for the 2024/2025 cohort (our most recent completed cohort for retention rate purposes), which represents a 5.1 percentage point increase from the 2023/2024 cohort. The increase in retention is a key factor driving the growth in Average Total Degreed Enrollment in recent years, including a 2.9% increase in the six months ended February 28, 2026 as compared to the prior year period. We have invested and continue to invest in many areas of our business that we expect will further improve enrollment, retention and graduation rates, which drive sustainable growth. However, enrollment and retention of students at the University are impacted by the risks described in Item 1A, “Risk Factors” of our 2025 Annual Report on Form 10-K, many of which are beyond our control.

Career-Relevant Education and Employer Relationships. Our career-oriented programs and learning platform position us for continued growth in the corporate-sponsored training and education market. Enrollment through our employer relationships represented approximately 34% of our Average Total Degreed Enrollment in the six months ended February 28, 2026, which represents an approximate 4 percentage point increase compared to the prior year period. This represents a valuable opportunity to drive growth, diversify our student population and reinforce the durability of our net revenue as these students generally have higher retention and graduation rates. In addition, we have begun to expand discussions with employers beyond our degree offerings to include our comprehensive suite of talent development solutions and professional development offerings. While the development of our talent development solutions is in the early stages, our ability to offer these solutions has broadened our relationships with key employers and provides an opportunity for growth.

Regulatory Requirements. Our operations are subject to extensive U.S. federal and state regulation applicable to providers of post-secondary education who participate in Title IV programs. Failure to comply with applicable regulatory requirements, standards or policies could subject us to significant monetary liabilities, fines and penalties, including loss of or limitations upon access to U.S. federal student loans and grants for our students. Any actions that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollment and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors” of our Annual Report on Form 10-K for a detailed discussion of regulatory requirements and related risks.

Cost Structure. Our ability to grow profitably depends on our ability to manage our cost structure. Our margin expansion over recent years has been largely derived from the operating leverage resulting from the increase in net revenue relative to our costs that are more fixed in nature and our exit from all but one of our ground campuses. We intend to augment this historical operating leverage through additional strategic and operational initiatives to enhance support for students in a more efficient manner. We continue to invest in optimization, which we expect will reduce friction points and increase efficiencies throughout the University.

Seasonality. The University’s non-term academic model encompasses a series of courses taken consecutively over the length of the program, which we would expect to limit seasonal enrollment fluctuations. However, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced, and expect to continue to experience, increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons.

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
(Enrollment statistics rounded to the nearest hundred; dollars in thousands)
Average Total Degreed Enrollment	82,600	81,100	84,100	81,700
Net income attributable to Phoenix Education Partners, Inc.	$10,780	$16,125	$26,234	$62,541
Net income attributable to Phoenix Education Partners, Inc. margin	4.8%	7.2%	5.4%	13.1%
Adjusted EBITDA	$34,817	$32,304	$109,994	$102,444
Adjusted EBITDA margin	15.7%	14.5%	22.7%	21.4%

Average Total Degreed Enrollment. Enrollment is the primary driver of our net revenue and a key non-financial metric that helps compare our performance on a consistent basis across periods. Additionally, enrollment is a reflection of our ability to retain continuing students and enroll new students, which are key components of our growth strategy. Enrollment measures in our industry are not standardized, and other companies in our industry may calculate enrollment measures differently than we do.

Substantially all of our net revenue is generated from student enrollment in tuition-bearing degree programs encompassing a series of courses (e.g., most often five-week courses) taken consecutively over the length of the program. Over comparative periods, Total Degreed Enrollment generally increases as new students attend a credit-bearing course or continuing students return to the University, which increases are generally offset by graduations or continuing students not attending a credit-bearing course (e.g., by withdrawing from the University). We define “Total Degreed Enrollment” as the number of confirmed students (both new and continuing) enrolled in credit-bearing courses who post attendance at least one time during a calendar month (even if they withdraw later in the same month), excluding students who graduated as of the end of such month. Average Total Degreed Enrollment for the periods shown above represents the aggregate of monthly Total Degreed Enrollment during such period divided by the number of months in the period. For example, Average Total Degreed Enrollment for the three months ended February 28, 2026 is calculated as the aggregate Total Degreed Enrollment for the three months from December 2025 through February 2026 divided by three.

Net income attributable to Phoenix Education Partners, Inc., net income attributable to Phoenix Education Partners, Inc. margin, adjusted EBITDA and adjusted EBITDA margin. We believe these items are primary indicators of our operating performance because they are measures of profitability and assist with comparing our performance across periods and evaluating the effectiveness of our business strategies. Additionally, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that allow us to evaluate our profitability on a consistent basis across periods by excluding items that management and our board of directors do not believe are indicative of our core operating performance. We use adjusted EBITDA and adjusted EBITDA margin to supplement GAAP measures of performance and to compare our performance against peer companies utilizing similar measures. See “Non-GAAP Financial Measures and Reconciliations” below for the definitions of adjusted EBITDA and adjusted EBITDA margin, a reconciliation of net income attributable to Phoenix Education Partners, Inc. to adjusted EBITDA and the calculation of adjusted EBITDA margin. We calculate net income attributable to Phoenix Education Partners, Inc. margin as net income attributable to Phoenix Education Partners, Inc. divided by net revenue, expressed as a percentage.

Results of Operations

Three and Six Months Ended February 28, 2026 Compared to the Three and Six Months Ended February 28, 2025

The following details our consolidated results of operations during the respective periods:

	Three Months Ended February 28,			Six Months Ended February 28,
			% Change			% Change
($ in thousands)	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
Net revenue	$222,461	$223,406	(0.4)%	$484,488	$478,098	1.3%
Costs and expenses
Instructional and support	105,242	107,210	(1.8)%	220,490	215,333	2.4%
General and administrative	98,105	90,428	8.5%	204,662	172,383	18.7%
Strategic alternatives, restructuring and other	5,108	6,103	(16.3)%	19,736	11,049	78.6%
Total costs and expenses	208,455	203,741	2.3%	444,888	398,765	11.6%
Operating income	14,006	19,665	(28.8)%	39,600	79,333	(50.1)%
Interest income	1,776	2,198	(19.2)%	3,537	6,056	(41.6)%
Interest expense	(550)	(111)	*	(765)	(225)	*
Income before income taxes	15,232	21,752	(30.0)%	42,372	85,164	(50.2)%
Provision for income taxes	4,763	5,648	(15.7)%	16,425	21,942	(25.1)%
Net income	10,469	16,104	(35.0)%	25,947	63,222	(59.0)%
Net loss (income) attributable to noncontrolling interests	311	21	*	287	(681)	*
Net income attributable to Phoenix Education Partners, Inc.	$10,780	$16,125	(33.1)%	$26,234	$62,541	(58.1)%

*Not meaningful

Net revenue

We generate all, or substantially all, of our consolidated net revenue from tuition-bearing degree programs offered by the University. Under the University’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of courses taken consecutively over the length of the program, and net revenue is recognized evenly over the duration of the course (e.g., daily over five weeks for a five-week course, other than the University’s holiday breaks when no related net revenue is recognized).

Net revenue decreased $0.9 million, or 0.4%, in the three months ended February 28, 2026 compared to the prior year period. The decrease in net revenue was principally attributable to an increase in discounts mainly resulting from a higher percentage of our enrollment through employer relationships. This decrease was partially offset by enrollment growth, as measured by Average Total Degreed Enrollment, which increased 1.8% during the three months ended February 28, 2026 compared to the prior year period. The enrollment increase was primarily due to improved student retention.

Net revenue increased $6.4 million, or 1.3%, in the six months ended February 28, 2026 compared to the prior year period. The increase in net revenue was principally attributable to enrollment growth as measured by Average Total Degreed Enrollment, which increased 2.9% compared to the prior year period primarily due to improved student retention. This increase was partially offset by an increase in discounts mainly resulting from a higher percentage of our enrollment through employer relationships.

Instructional and support

Instructional and support principally consists of costs related to the delivery and administration of our educational programs and includes costs related to faculty, academic administrators, enrollment and student advisory personnel (including share-based compensation), credit losses associated with uncollectible accounts receivable, financial aid processing costs and depreciation of applicable property and equipment. Instructional and support also includes course development costs (including amortization of related intangible assets) and costs associated with delivering course content.

Instructional and support decreased $2.0 million, or 1.8%, in the three months ended February 28, 2026 compared to the prior year period which resulted in a 0.7% decrease as a percentage of net revenue from 48.0% to 47.3%. The decrease was principally attributable to decreases in credit losses on accounts receivable and financial aid processing costs, which were higher in the prior year period as we addressed financial aid processing changes following the Department of Education’s implementation of an updated financial aid application form and transitioned to disbursing financial aid by course (see “Liquidity and Capital Resources”). The decrease was partially offset by a $2.3 million increase in share-based compensation expense resulting from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 12. Share-Based Awards to our condensed consolidated financial statements).

Instructional and support increased $5.2 million, or 2.4%, in the six months ended February 28, 2026 compared to the prior year period, which resulted in a 0.5% increase as a percentage of net revenue from 45.0% to 45.5%. This increase was principally attributable to an $8.8 million increase in share-based compensation expense resulting from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 12. Share-Based Awards to our condensed consolidated financial statements). The increase was partially offset by decreases in credit losses on accounts receivable and financial aid processing costs as described above.

General and administrative

General and administrative principally consists of costs related to management and employees in administrative functions (including share-based compensation), marketing expense, legal and professional fees, information technology infrastructure costs, depreciation of property associated with our administrative functions, rent and related expenses associated with our corporate facilities and other related costs.

General and administrative increased $7.7 million and $32.3 million, or 8.5% and 18.7%, in the three and six months ended February 28, 2026, respectively, compared to the prior year periods. This resulted in such expense increasing 3.6% as a percentage of net revenue from 40.5% to 44.1% in the three months ended February 28, 2026, and 6.1% as a percentage of net revenue from 36.1% to 42.2% in the six months ended February 28, 2026. The increases in expense were principally attributable to increases in share-based compensation of $6.8 million and $29.1 million resulting from our IPO in the three and six months ended February 28, 2026, respectively, compared to the prior year periods (see Note 1. Nature of Operations and Significant Accounting Policies and Note 12. Share-Based Awards to our condensed consolidated financial statements).

Strategic alternatives, restructuring and other

Strategic alternatives, restructuring and other includes the following during the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Strategic alternatives	$356	$4,124	$5,277	$4,999
Cybersecurity incident	329	—	4,829	—
Lease restructuring expense (credit), net	1,585	(311)	3,605	1,716
Other	2,838	2,290	6,025	4,334
Strategic alternatives, restructuring and other	$5,108	$6,103	$19,736	$11,049

Strategic alternatives, restructuring and other decreased $1.0 million in the three months ended February 28, 2026 compared to the prior year period, which was principally due to a reduction in strategic alternatives expense following our IPO. This was partially offset by an increase in lease restructuring expense principally attributable to a net credit recognized in the prior year period resulting from a reduction in our estimated future cash flows associated with our exited space (see Note 8. Other Liabilities to our condensed consolidated financial statements).

Strategic alternatives, restructuring and other increased $8.7 million in the six months ended February 28, 2026 compared to the prior year period, which was principally due to costs associated with a cybersecurity incident (see Note 13. Commitments and Contingencies to our condensed consolidated financial statements), and an increase in lease restructuring expense as described above.

Interest income

Interest income decreased $0.4 million, or 19.2%, in the three months ended February 28, 2026 compared to the prior year period, which was principally attributable to a decrease in interest rate yields.

Interest income decreased $2.5 million, or 41.6%, in the six months ended February 28, 2026 compared to the prior year period. The decrease was principally attributable to a decrease in average cash and cash equivalents and marketable securities held and a decrease in interest rate yields.

Interest expense

Interest expense increased $0.4 million and $0.5 million in the three and six months ended February 28, 2026, respectively, compared to the prior year periods. The increases were primarily from amortization of deferred financing costs from our $100 million Revolving Facility.

Provision for income taxes

Provision for income taxes decreased $0.9 million, or 15.7%, in the three months ended February 28, 2026 compared to the prior year period. Our effective income tax rate for the three months ended February 28, 2026 was 31.3% compared to 26.0% in the prior year period. The increase in our effective tax rate was primarily due to certain executive compensation costs becoming nondeductible after the completion of our IPO.

Provision for income taxes decreased $5.5 million, or 25.1%, in the six months ended February 28, 2026 compared to the prior year period. Our effective income tax rate for the six months ended February 28, 2026 was 38.8% compared to 25.8% in the prior year period. The increase in our effective tax rate was primarily due to the completion of our IPO, which resulted in certain IPO and executive compensation costs becoming nondeductible.

Non-GAAP Financial Measures and Reconciliations

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we also provide the following non-GAAP financial measures:

•
Adjusted net income attributable to Phoenix Education Partners, Inc. We define adjusted net income attributable to Phoenix Education Partners, Inc. as net income attributable to Phoenix Education Partners, Inc., adjusted to eliminate the impact of restructuring lease expense (credit), net, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, certain tax effects and other items set forth in the applicable table below.1
•
Adjusted EBITDA. We define adjusted EBITDA as net income attributable to Phoenix Education Partners, Inc., adjusted to eliminate the impact of restructuring lease expense (credit), net, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, depreciation and amortization, interest income, net of interest expense, provision for income taxes and certain other items set forth in the applicable table below.1
•
Adjusted EBITDA margin. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue, expressed as a percentage.

Adjusted net income attributable to Phoenix Education Partners, Inc., adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures and are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of net income and EBITDA are well recognized performance measurements in the education industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties to compare the operating performance of companies in our industry. We believe these non-GAAP measures help compare our performance on a consistent basis across periods and provide an additional analytical tool to assist with identifying underlying trends in our results of operations. While we believe that these non-GAAP measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the comparable GAAP measures.

Adjusted net income attributable to Phoenix Education Partners, Inc., adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools. Additionally, other companies in our industry may calculate such measures differently than we do, limiting each measure’s usefulness as a comparative measure. Some of these limitations are:

(i)
they do not reflect costs or cash outlays for capital expenditures or contractual commitments;
(ii)
they do not reflect changes in, or cash requirements for, our working capital needs;
(iii)
they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

1 During our first quarter of 2026, we changed our definition of this measure to start with “Net income attributable to Phoenix Education Partners, Inc.” instead of “Net income” and began excluding expenses incurred related to our cybersecurity incident, which we do not believe are representative of our ongoing operations. We have retrospectively changed this measure for all periods presented to conform with our new definition.

(iv)
adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes.

Because of these limitations, adjusted net income attributable to Phoenix Education Partners, Inc., adjusted EBITDA and adjusted EBITDA margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Investors should not place undue reliance on this information.

The following tables present reconciliations of net income attributable to Phoenix Education Partners, Inc. to adjusted net income attributable to Phoenix Education Partners, Inc. and net income attributable to Phoenix Education Partners, Inc. to adjusted EBITDA and adjusted EBITDA margin during the respective periods:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Net income attributable to Phoenix Education Partners, Inc.	$10,780	$16,125	$26,234	$62,541
Special items and share-based compensation:
Restructuring lease expense (credit), net(a)	1,585	(311)	3,605	1,716
Strategic alternatives expense(b)	356	4,124	5,277	4,999
Cybersecurity incident expense(c)	329	—	4,829	—
Impairment charges and asset disposal losses(d)	500	50	520	84
Litigation charges and regulatory expense(e)	1,203	1,480	2,406	2,685
Non-cash share-based compensation expense(f)	9,667	617	39,166	1,263
Other(g)	1,135	1,036	3,099	2,231
Income tax effects of special items and share-based compensation(h)	(2,942)	(1,725)	(8,875)	(3,193)
Adjusted net income attributable to Phoenix Education Partners, Inc.	$22,613	$21,396	$76,261	$72,326

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2026	2025	2026	2025
Net income attributable to Phoenix Education Partners, Inc.	$10,780	$16,125	$26,234	$62,541
Restructuring lease expense (credit), net(a)	1,585	(311)	3,605	1,716
Strategic alternatives expense(b)	356	4,124	5,277	4,999
Cybersecurity incident expense(c)	329	—	4,829	—
Impairment charges and asset disposal losses(d)	500	50	520	84
Litigation charges and regulatory expense(e)	1,203	1,480	2,406	2,685
Non-cash share-based compensation expense(f)	9,667	617	39,166	1,263
Depreciation and amortization	5,725	5,622	11,205	10,814
Interest income, net of interest expense	(1,226)	(2,087)	(2,772)	(5,831)
Provision for income taxes	4,763	5,648	16,425	21,942
Other(g)	1,135	1,036	3,099	2,231
Adjusted EBITDA	$34,817	$32,304	$109,994	$102,444
Net income attributable to Phoenix Education Partners, Inc. margin	4.8%	7.2%	5.4%	13.1%
Adjusted EBITDA margin	15.7%	14.5%	22.7%	21.4%
Net revenue used in computing net income attributable to Phoenix Education Partners, Inc. margin and adjusted EBITDA margin	$222,461	$223,406	$484,488	$478,098

(a)
Restructuring lease expense (credit), net represents non-cancelable lease obligations, including any offset from sublease income, and other related expenses for leased space we have exited as part of our ground campus and administrative space rationalization plans. In 2012, as a key component of the University’s transformation initiatives, the University began the process of completing the orderly closure of its ground campuses, as more enrolling students made the choice to take their programs online. The University completed the orderly closure of its campus locations in early fiscal year 2025, with only one physical location, in Phoenix, Arizona, currently enrolling new students. Additionally, the University completed its exit of 19 floors of its 22-floor administrative office buildings during fiscal year 2024 pursuant to its space rationalization plans.
(b)
Strategic alternatives expense consists of costs incurred for our IPO and costs incurred for pursuing strategic alternatives.

(c)
Represents expense associated with a cybersecurity incident we detected on November 21, 2025 (see Note 13. Commitments and Contingencies to our condensed consolidated financial statements).
(d)
Represents non-cash impairment charges and asset disposal losses.
(e)
Litigation charges and regulatory expense principally includes $1.2 million and $2.4 million in both the three and six months ended February 28, 2026 and 2025, respectively, associated with a multi-year insurance policy pertaining to borrower defense to repayment claims (see Note 14. Regulatory Matters to our condensed consolidated financial statements).
(f)
Represents non-cash equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation: Stock Compensation. Although share-based compensation is a key incentive offered to our employees, we evaluate our business performance excluding share-based compensation expense because it is a non-cash expense. The increase in share-based compensation expense in the three and six months ended February 28, 2026 compared to the respective prior year periods resulted from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 12. Share-Based Awards to our condensed consolidated financial statements).
(g)
Represents other expenses that we do not believe are indicative of our ongoing operations.
(h)
Represents the income tax effect of these non-GAAP adjustments, calculated using the appropriate statutory tax rates.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations and cash and cash equivalents and marketable securities on hand. We also have available liquidity through our $100 million revolving credit facility, which we have not drawn on as of February 28, 2026 (see “Off-Balance Sheet Arrangements” below).

Our principal uses of cash are, and we expect to continue to be, payments of our operating expenses, such as employee compensation and marketing related costs, and investments to maintain and enhance our digital technology platform and various technology systems to support and improve the student experience.

We paid a regular, quarterly cash dividend of $0.21 per share of common stock in our second quarter of fiscal year 2026. Additionally, our board of directors approved a regular, quarterly cash dividend of $0.21 per share of common stock that will be paid to shareholders of record and holders of certain share-based awards during our third quarter of fiscal year 2026. We plan to pay additional regular, quarterly cash dividends in subsequent quarters, subject to the discretion of and approval from our board of directors.

On April 3, 2026, our board of directors adopted a share repurchase program of up to an aggregate of $50 million of our common stock (the “April 2026 Repurchase Program”). As of the date of this filing, we have not utilized any of the authorized amount.

We expect that any repurchases under the April 2026 Repurchase Program will be funded using our existing cash and cash equivalents. The timing and amount of any repurchases will depend on a variety of factors, including our stock price, general market conditions, liquidity and capital requirements, and other uses of cash, including potential cash outflows associated with the settlement of share-based compensation awards. Repurchases under the program may be made from time to time through open market purchases, privately negotiated purchases or other acquisitions of shares of our common stock, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

We believe that our existing cash and cash equivalents, marketable securities, Revolving Facility and cash generated from operating activities will be sufficient to meet our working capital and other cash requirements for the foreseeable future.

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

Cash and cash equivalents, restricted cash and cash equivalents and marketable securities

Our cash and cash equivalents, restricted cash and cash equivalents and marketable securities are placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

	As of
($ in thousands)	February 28, 2026	August 31, 2025	% Change
Cash and cash equivalents	$194,597	$136,504	42.6%
Restricted cash and cash equivalents	36,752	36,497	0.7%
Current marketable securities	6,770	9,005	(24.8)%
Noncurrent marketable securities	13,951	12,803	9.0%
Total	$252,070	$194,809	29.4%

Total cash and cash equivalents (including restricted cash and cash equivalents) and marketable securities (including current and noncurrent marketable securities) increased $57.3 million, or 29.4%, during the six months ended February 28, 2026 principally due to $80.0 million of cash generated from operating activities. This was partially offset by $10.1 million of capital expenditures and cash paid for dividends.

Operating cash flows

The following provides a summary of our operating cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2026	2025
Net income	$25,947	$63,222
Non-cash items	78,362	51,949
Changes in assets and liabilities, excluding the impact of acquisition	(24,355)	(93,022)
Net cash provided by operating activities	$79,954	$22,149

For the six months ended February 28, 2026, we generated $80.0 million of net cash provided by operating activities, which was principally attributable to net income of $25.9 million and the following:

Adjustments to reconcile net income to net cash provided by operating activities:

•
$39.2 million of share-based compensation;
•
$16.1 million provision for credit losses on accounts receivable; and
•
$11.2 million of depreciation and amortization.

Changes in assets and liabilities:

•
Net inflow of $7.9 million from a decrease in accounts receivable (excluding provision for credit losses in non-cash items discussed above) primarily from course start timing at the beginning and end of the period;
•
Net outflow of $11.8 million from an increase in prepaid income taxes primarily due to estimated tax payments made during the period;
•
Net outflow of $10.1 million from an increase in other assets primarily from the payment of deferred financing costs for our revolving credit facility; and
•
Net outflow of $9.5 million from a decrease in other liabilities primarily from the timing of seasonal advertising and certain payments of accrued operating expenses.

For the six months ended February 28, 2025, we generated $22.1 million of cash provided by operating activities, which was principally attributable to $63.2 million of net income and $51.9 million of non-cash adjustments. This was partially offset by a net cash outflow of $93.0 million from changes in assets and liabilities, which was primarily the result of a decrease in student deposits attributable to a change in the timing of financial aid disbursements for the University’s students. Before the change, financial aid funds were typically disbursed in two installments that generally involved four courses. Such funding was included in student deposits on our condensed consolidated balance sheets until students began subsequent courses. Beginning in July 2024, the University began transitioning to financial aid disbursements by course with students transitioning after they complete their current academic year. Accordingly, student deposits decreased throughout fiscal year 2025 as the University’s students transitioned to single course financial aid disbursements.

Investing cash flows

The following provides a summary of our investing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2026	2025
Purchases of property and equipment	$(10,085)	$(10,892)
Marketable securities maturities and sales, net of purchases	1,138	43
Acquisition, net of cash acquired	—	(1,982)
Other investing activities	(46)	(35)
Net cash used in investing activities	$(8,993)	$(12,866)

Net cash used in investing activities for the six months ended February 28, 2026 and 2025 was $9.0 million and $12.9 million, respectively, and principally consisted of capital expenditures for internal software development. In the prior year period, we also paid $2.0 million, net of cash acquired, to acquire a controlling interest in Empath, Inc. (see Note 3. Acquisition to our condensed consolidated financial statements for more information).

Financing cash flows

The following provides a summary of our financing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2026	2025
Payments of dividend and dividend equivalents	$(9,066)	$—
Payroll taxes paid on share-based awards	(3,547)	(774)
Payments of dividend and dividend equivalents to noncontrolling interests	—	(13,961)
Capital distributions to limited partners	—	(134,001)
Net cash used in financing activities	$(12,613)	$(148,736)

Net cash used in financing activities was $12.6 million and $148.7 million for the six months ended February 28, 2026 and 2025, respectively. The cash flows in both periods represented dividends and dividend equivalents and payments for payroll taxes on share-based awards. In the prior year period, we also distributed $134.0 million to our limited partners.

Off-Balance Sheet Arrangements

We had a $32 million outstanding cash collateralized letter of credit as of February 28, 2026, which supports a sublease for a facility we have exited. Subsequent to February 28, 2026, we replaced our existing cash collateralized letter of credit with a new letter of credit, on substantially the same terms, through our Revolving Facility. As a result, we expect corresponding reductions in restricted cash and available capacity under our Revolving Facility.

Additionally, our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of February 28, 2026, the face amount of these surety bonds was less than $1 million.

Critical Accounting Estimates

A detailed discussion of our critical accounting estimates and significant accounting policies is included under the caption “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report on Form 10-K. During the six months ended February 28, 2026, there have been no material changes to our critical accounting estimates or our significant accounting policies as disclosed in our 2025 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our investments. We invest our excess cash in cash equivalents and marketable securities, including money market funds and investment-grade corporate bonds. The fair value and investment income of these instruments fluctuate based on changes in market interest rates. A decline in interest rates could adversely affect our future investment income, and we may incur losses in principal if we are required to sell securities that have declined in market value as a result of rising interest rates.

During the three months ended February 28, 2026, our investment portfolio generated an average yield of approximately 3%, resulting in interest income of $1.8 million for the quarter.

Based on the composition of our investments as of February 28, 2026, a hypothetical 100-basis-point increase or decrease in market interest rates would not have a material impact on our condensed consolidated financial statements.

We do not currently have material risk associated with interest expense as we did not have any outstanding borrowings under our Revolving Facility as of February 28, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business is provided in Note 13. Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended February 28, 2026.

Recent Sales of Unregistered Equity Securities

The Company did not sell any unregistered equity securities during the three months ended February 28, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three and six months ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of Phoenix Education Partner, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15. 2025)
3.2	Bylaws of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phoenix Education Partners, Inc.

Date: April 7, 2026	By:	/s/ Blair Westblom
Blair Westblom
Chief Financial Officer