Form 10-Q
period 2026-05-31
Phoenix Education Partners, Inc.
filed 2026-07-14
CIK 1600222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 7, 2026, the registrant had 36,047,376 shares of common stock, $0.01 par value per share, outstanding.

i

OVERVIEW

In this Quarterly Report on Form 10-Q for the period ended May 31, 2026 (this “Quarterly Report on Form 10-Q”), unless otherwise indicated or the context otherwise requires, references to the “Company,” the “Issuer,” “we,” “us” or “our” refer, prior to our conversion into a corporation, to AP VIII Queso Holdings, L.P. and its consolidated subsidiaries and, after our conversion into a corporation, to Phoenix Education Partners, Inc. and its consolidated subsidiaries. References to the “University” refer to The University of Phoenix, Inc., our indirect wholly-owned subsidiary. Apollo Education Group, Inc., our direct wholly-owned subsidiary and the direct parent of the University, has been renamed Phoenix Education Operating Corp (“PEOC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In thousands, except par value)	May 31, 2026	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$155,020	$136,504
Restricted cash and cash equivalents	2,973	36,497
Marketable securities	75,051	9,005
Accounts receivable, net	96,475	58,957
Prepaid income taxes	8,173	3,160
Other current assets	23,176	21,827
Total current assets	360,868	265,950
Marketable securities	36,396	12,803
Property and equipment, net	38,282	38,846
Goodwill	3,732	3,732
Intangible assets, net	85,424	87,294
Operating lease right-of-use assets, net	36,532	41,920
Deferred income taxes, net	24,517	20,566
Other assets	22,896	22,451
Total assets	$608,647	$493,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,375	$25,696
Accrued compensation and benefits	19,557	28,534
Student deposits	7,594	11,049
Deferred revenue	76,046	37,210
Current operating lease liabilities	9,822	8,948
Other current liabilities	51,047	50,608
Total current liabilities	188,441	162,045
Long-term operating lease liabilities	55,879	64,352
Other long-term liabilities	37,895	27,110
Total liabilities	282,215	253,507
Commitments and contingencies (Note 14 and Note 15)
Equity:(1)
General partner	—	—
Limited partners (35,596 shares outstanding as of August 31, 2025)	—	246,735
Preferred Stock ($0.01 par value; 5,000 shares authorized, no shares issued and outstanding)	—	—
Common Stock ($0.01 par value; 1,495,000 shares authorized, 36,010 shares issued and outstanding as of May 31, 2026)	360	—
Additional paid-in capital	275,155	—
Retained earnings	48,747	—
Accumulated other comprehensive (loss) income, net	(7)	39
Total Phoenix Education Partners, Inc. equity	324,255	246,774
Noncontrolling interests	2,177	(6,719)
Total equity	326,432	240,055
Total liabilities and equity	$608,647	$493,562

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2026	2025	2026	2025
Net revenue	$271,801	$271,703	$756,289	$749,801
Costs and expenses:
Instructional and support	110,284	110,446	330,774	325,779
General and administrative	97,754	83,320	302,416	255,703
Strategic alternatives, restructuring and other	11,937	6,837	31,673	17,886
Total costs and expenses	219,975	200,603	664,863	599,368
Operating income	51,826	71,100	91,426	150,433
Interest income	2,183	2,278	5,720	8,334
Interest expense	(651)	(107)	(1,416)	(332)
Income before income taxes	53,358	73,271	95,730	158,435
Provision for income taxes	14,452	18,622	30,877	40,564
Net income	38,906	54,649	64,853	117,871
Net loss (income) attributable to noncontrolling interests	261	(808)	548	(1,489)
Net income attributable to Phoenix Education Partners, Inc.	$39,167	$53,841	$65,401	$116,382
Earnings per share:(1)
Basic	$1.09	$1.51	$1.83	$3.27
Diluted	$1.01	$1.42	$1.69	$3.08
Shares used in computing earnings per share:
Basic	35,882	35,560	35,766	35,542
Diluted	38,920	37,966	38,799	37,831

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Net income	$38,906	$54,649	$64,853	$117,871
Other comprehensive income (loss) (net of tax)(1):
Change in fair value of available-for-sale securities	(72)	(26)	(46)	(84)
Comprehensive income	38,834	54,623	64,807	117,787
Comprehensive loss (income) attributable to noncontrolling interests	261	(808)	548	(1,489)
Comprehensive income attributable to Phoenix Education Partners, Inc.	$39,095	$53,815	$65,355	$116,298

(1)
The tax effect during the three and nine months ended May 31, 2026 and 2025 was not material.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of February 28, 2026	35,811	$—	$—	$358	$272,814	$17,889	$65	$291,126	$2,438	$293,564
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(72)	(72)	—	(72)
Share-based compensation	—	—	—	—	8,458	—	—	8,458	—	8,458
Shares issued under share-based compensation plans	425	—	—	4	452	—	—	456	—	456
Tax withholdings for share-based award settlements	(91)	—	—	(1)	(2,607)	—	—	(2,608)	—	(2,608)
Common stock repurchased	(135)	—	—	(1)	(3,962)	—	—	(3,963)	—	(3,963)
Common stock dividends ($0.21 per share) and dividend equivalents	—	—	—	—	—	(8,309)	—	(8,309)	—	(8,309)
Net income (loss)	—	—	—	—	—	39,167	—	39,167	(261)	38,906
Balance as of May 31, 2026	36,010	$—	$—	$360	$275,155	$48,747	$(7)	$324,255	$2,177	$326,432

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of February 28, 2025	35,560	$—	$255,799	$—	$—	$—	$(13)	$255,786	$13,431	$269,217
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(26)	(26)	—	(26)
Share-based compensation	—	—	—	—	—	—	—	—	645	645
Net income	—	—	53,841	—	—	—	—	53,841	808	54,649
Balance as of May 31, 2025	35,560	$—	$309,640	$—	$—	$—	$(39)	$309,601	$14,884	$324,485

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2025	35,596	$—	$246,735	$—	$—	$—	$39	$246,774	$(6,719)	$240,055
Corporate conversion	—	—	(246,735)	356	236,935	—	—	(9,444)	9,444	—
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(46)	(46)	—	(46)
Share-based compensation	—	—	—	—	47,624	—	—	47,624	—	47,624
Shares issued under share-based compensation plans	744	—	—	7	449	—	—	456	—	456
Tax withholdings for share-based award settlements	(195)	—	—	(2)	(5,891)	—	—	(5,893)	—	(5,893)
Common stock repurchased	(135)	—	—	(1)	(3,962)	—	—	(3,963)	—	(3,963)
Common stock dividends ($0.42 per share) and dividend equivalents	—	—	—	—	—	(16,654)	—	(16,654)	—	(16,654)
Net income (loss)	—	—	—	—	—	65,401	—	65,401	(548)	64,853
Balance as of May 31, 2026	36,010	$—	$—	$360	$275,155	$48,747	$(7)	$324,255	$2,177	$326,432

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2024	35,501	$—	$327,259	$—	$—	$—	$45	$327,304	$21,626	$348,930
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	4,147	4,147
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(84)	(84)	—	(84)
Share-based compensation	77	—	—	—	—	—	—	—	1,908	1,908
Tax withholdings for share-based award settlements	(18)	—	—	—	—	—	—	—	(325)	(325)
Dividends and dividend equivalents to noncontrolling interests	—	—	—	—	—	—	—	—	(13,961)	(13,961)
Capital distributions to limited partners ($3.85 per share)	—	—	(134,001)	—	—	—	—	(134,001)	—	(134,001)
Net income	—	—	116,382	—	—	—	—	116,382	1,489	117,871
Balance as of May 31, 2025	35,560	$—	$309,640	$—	$—	$—	$(39)	$309,601	$14,884	$324,485

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our Initial Public Offering, conversion into a corporation and name change.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2026	2025
Operating activities:
Net income	$64,853	$117,871
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	47,624	1,908
Depreciation and amortization	16,800	16,348
Non-cash lease expense	5,388	5,370
Impairment charges and asset disposal losses	609	113
Provision for credit losses on accounts receivable	24,585	35,885
Deferred income taxes	6,931	28,885
Changes in assets and liabilities, excluding the impact of acquisition:
Accounts receivable	(62,103)	(76,715)
Prepaid income taxes	(5,013)	(276)
Other assets	(1,948)	983
Accounts payable	(1,321)	(11,197)
Accrued compensation and benefits	(8,977)	(11,383)
Student deposits	(3,455)	(70,862)
Deferred revenue	38,836	28,742
Operating lease liabilities	(7,599)	(8,510)
Other liabilities	1,474	(5,373)
Net cash provided by operating activities	116,684	51,789
Investing activities:
Purchases of property and equipment	(15,005)	(16,399)
Purchases of marketable securities	(118,120)	(20,557)
Sales of marketable securities	14,758	8,475
Maturities of marketable securities	13,815	14,723
Acquisition, net of cash acquired	—	(1,982)
Other investing activities	(108)	(58)
Net cash used in investing activities	(104,660)	(15,798)
Financing activities:
Common stock repurchased	(3,963)	—
Payments of dividends and dividend equivalents	(17,375)	—
Payroll taxes paid on share-based awards	(6,150)	(774)
Proceeds from stock option exercises	456	—
Payments of dividends and dividend equivalents to noncontrolling interests	—	(13,961)
Capital distributions to limited partners	—	(134,001)
Net cash used in financing activities	(27,032)	(148,736)
Net change in cash and restricted cash	(15,008)	(112,745)
Cash and restricted cash, beginning of period	173,001	356,170
Cash and restricted cash, end of period	$157,993	$243,425
Supplemental disclosure information:
Income tax payments, net	$28,958	$11,987
Noncontrolling interest issued in business combination	$—	$4,147

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

Initial Public Offering

At our IPO closing, certain of our existing shareholders sold 4,250,000 shares at the IPO price of $32.00 per share. The existing shareholders sold an additional 637,500 shares on October 15, 2025 at the same price. The selling shareholders received all of the proceeds from these sales, and we did not issue or sell any shares in the IPO.

Offering costs consist primarily of legal, accounting, printing and filing services, and other third-party fees associated with the IPO. Because we did not receive any proceeds from the IPO, these costs were expensed as incurred and are included in strategic alternatives, restructuring and other on our condensed consolidated statements of income. We did not incur any offering costs in the three months ended May 31, 2026 and incurred approximately $5 million of offering costs in the nine months ended May 31, 2026. During the three and nine months ended May 31, 2025, we incurred approximately $2 million and $6 million of offering costs, respectively.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of our 2025 Annual Report on Form 10-K for the year ended August 31, 2025, as filed with the SEC on November 20, 2025. The results of operations for the three and nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the year ending August 31, 2026 or any other future period.

In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, we have applied retrospective presentation to our earnings per share for all periods presented in our financial statements to reflect the shares of common stock resulting from our IPO. Refer to Note 12. Earnings Per Share for additional information.

Beginning in the first quarter of fiscal year 2026 and after the IPO, we began separately presenting tax withholding for share‑based award settlements and dividends and dividend equivalents to noncontrolling interests on our condensed consolidated statements of equity and condensed consolidated statements of cash flows. We have reclassified prior periods to conform to our current period presentation.

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

Seasonality

The University’s non-term academic model encompasses a series of courses taken consecutively over the length of the program, which generally limits seasonal enrollment fluctuations. However, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced, and expect to continue to experience, increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons.

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

As of May 31, 2026 and August 31, 2025, we had $19.1 million and $13.1 million, respectively, of contract liabilities for discount programs that represent material rights to students which are included in other current liabilities on our condensed consolidated balance sheets. Additionally, we had contract liabilities consisting of deferred revenue and student deposits as reflected on our condensed consolidated balance sheets. The substantial majority of our contract liabilities as of a respective period end will be recognized in net revenue during the following sequential quarter due to course start timing and course duration.

Related Party Transactions

Prior to our IPO, we paid affiliates of Apollo Global Management, Inc. (“Apollo”) and The Vistria Group, LP (“Vistria”) for management consulting and advisory professional services. Apollo and Vistria are affiliated with entities that have ownership interests in Phoenix Education Partners. Our management consulting agreements with Apollo and Vistria were terminated effective as of the pricing of our IPO and amounts we paid for such services during the nine months ended May 31, 2026 were immaterial.

We remain a “controlled company” of Apollo following the IPO and have related party transactions with certain Apollo-affiliated portfolio companies. During the three months ended May 31, 2026 and 2025, we paid Rackspace Technology, Inc. $2.1 million and $1.1 million, respectively, and $5.4 million and $3.2 million during the nine months ended May 31, 2026 and 2025, respectively, for technology services.

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

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 will be effective for our fiscal year beginning on September 1, 2027 and we are currently evaluating the impact it may have on our financial statement disclosures.

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

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Strategic Alternatives, Restructuring and Other

Strategic alternatives, restructuring and other includes the following during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Strategic alternatives	$856	$2,402	$6,133	$7,401
Cybersecurity incident	267	—	5,096	—
Lease restructuring expense	4,029	2,121	7,634	3,837
Litigation charges and regulatory expense(1)	4,977	1,203	7,383	3,609
Other	1,808	1,111	5,427	3,039
Strategic alternatives, restructuring and other	$11,937	$6,837	$31,673	$17,886

(1)
Beginning in the third quarter of fiscal year 2026, we began separately presenting Litigation charges and regulatory expense in the table above, which were previously included in Other. We have reclassified prior periods to conform to our current period presentation.

Strategic alternatives represents costs associated with our IPO, other capital market transactions, and the evaluation of other strategic alternatives (see Note 1. Nature of Operations and Significant Accounting Policies). See Note 14. Commitments and Contingencies for information on the cybersecurity incident and Note 8. Other Liabilities for information on lease restructuring.

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

Note 4. Financial Instruments

Cash and cash equivalents and Restricted cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less from the date we purchase the investment to be cash equivalents.

Restricted cash and cash equivalents are presented separately from cash and cash equivalents on our condensed consolidated balance sheets. The following provides a reconciliation of cash and restricted cash as presented on our condensed consolidated statements of cash flows as of the respective periods:

	May 31,
($ in thousands)	2026	2025
Cash and cash equivalents	$155,020	$203,497
Restricted cash and cash equivalents	2,973	39,928
Total cash and restricted cash	$157,993	$243,425

Fair value measurements

Our financial instruments are classified within Level 1 or Level 2 of the fair value hierarchy because their fair values are derived from quoted prices for transactions in active exchange markets involving identical assets or quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.

The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	May 31, 2026
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$42,005	$—	$—	$42,005	$42,005	$—	$—
Level 1:
Money market funds	77,144	—	—	77,144	77,144	—	—
U.S. Treasury securities	24,207	—	(1)	24,206	7,981	16,225	—
Level 2:
U.S. agency securities	18,498	—	(11)	18,487	—	—	18,487
Commercial paper	85,784	—	(1)	85,783	30,863	54,920	—
Corporate debt securities	21,812	31	(28)	21,815	—	3,906	17,909
Total	$269,450	$31	$(41)	$269,440	$157,993	$75,051	$36,396

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	August 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$129,113	$—	$—	$129,113	$129,113	$—	$—
Level 1:
Money market funds	39,574	—	—	39,574	39,574	—	—
Level 2:
Corporate debt securities	26,070	71	(19)	26,122	4,314	9,005	12,803
Total	$194,757	$71	$(19)	$194,809	$173,001	$9,005	$12,803

(1)
Cash and cash equivalents includes restricted cash and cash equivalents.

Our marketable securities have maturities that occur within three years. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales. Additionally, all of our securities are investment grade, are classified as available for sale, and have no related allowance for credit losses as of May 31, 2026.

Note 5. Accounts Receivable, Net

Accounts receivable, net consists of the following as of the respective periods:

($ in thousands)	May 31, 2026	August 31, 2025
Student accounts receivable	$136,094	$91,127
Allowance for credit losses	(41,230)	(42,000)
Net student accounts receivable	94,864	49,127
Other receivables	1,611	9,830
Accounts receivable, net	$96,475	$58,957

The following summarizes the activity in allowance for credit losses during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Beginning allowance for credit losses	$40,420	$43,746	$42,000	$49,200
Provision for credit losses on accounts receivable	8,510	12,531	24,585	35,885
Write-offs, net of recoveries	(7,700)	(9,889)	(25,355)	(38,697)
Ending allowance for credit losses	$41,230	$46,388	$41,230	$46,388

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

Intangible assets consist of the following as of the respective periods:

	May 31, 2026			August 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Curriculum	$636	$(335)	$301	$659	$(301)	$358
Technology	7,254	(4,231)	3,023	7,254	(2,418)	4,836
Total finite-lived intangible assets	7,890	(4,566)	3,324	7,913	(2,719)	5,194
Trademark	20,600	—	20,600	20,600	—	20,600
Accreditation	61,500	—	61,500	61,500	—	61,500
Total indefinite-lived intangible assets	82,100	—	82,100	82,100	—	82,100
Total intangible assets, net	$89,990	$(4,566)	$85,424	$90,013	$(2,719)	$87,294

Our finite-lived intangible assets are amortized on a straight-line basis. Amortization expense was $0.7 million in both the three months ended May 31, 2026 and 2025 and $2.0 million and $2.1 million in the nine months ended May 31, 2026 and 2025, respectively.

The weighted average remaining useful life of our finite-lived intangible assets as of May 31, 2026 was approximately 1.2 years. The estimated future amortization expense of our finite-lived intangible assets as of May 31, 2026 is as follows:

($ in thousands)	Remainder of 2026	2027	2028	2029	Total
Estimated future amortization expense	$657	$2,576	$74	$17	$3,324

Note 7. Leases

Lease expense is included in instructional and support, general and administrative and strategic alternatives, restructuring and other on our condensed consolidated statements of income. The components of our operating lease costs were as follows during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Operating lease cost	$3,198	$3,423	$9,729	$10,307
Variable lease cost	769	671	2,332	2,090
Less: Sublease income(1)	(1,585)	(2,026)	(5,234)	(4,960)
Total lease cost, net	$2,382	$2,068	$6,827	$7,437

(1)
We expect to recognize $31.6 million in sublease income for periods subsequent to May 31, 2026, through March 2031, the sublease termination date. Sublease income represents all of our consolidated lease income and is recorded as an offset to lease expense in strategic alternatives, restructuring and other on our condensed consolidated statements of income.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Future payments related to our operating lease liabilities were as follows for periods subsequent to May 31, 2026:

($ in thousands)
Remainder of 2026	$2,688
2027	16,265
2028	16,590
2029	16,922
2030	17,260
2031	10,185
Total operating lease payments	79,910
Less: liability accretion	(14,209)
Present value of operating lease liabilities	65,701
Less: current operating lease liabilities	(9,822)
Long-term operating lease liabilities	$55,879

The following provides supplemental information related to leases during the respective periods:

	Nine Months Ended May 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$11.9 million	$13.4 million
Operating lease ROU assets obtained in exchange for lease liabilities	None	None

(1)
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended May 31, 2025 includes rent paid on campus leases that expired during the prior fiscal year.

Note 8. Other Liabilities

Other current liabilities consist of the following as of the respective periods:

($ in thousands)	May 31, 2026	August 31, 2025
Accrued advertising	$11,869	$14,740
Contract liabilities for discount programs	19,106	13,079
Restructuring obligations(1)	3,378	2,991
Other	16,694	19,798
Total other current liabilities	$51,047	$50,608

Other long-term liabilities consist of the following as of the respective periods:

($ in thousands)	May 31, 2026	August 31, 2025
Restructuring obligations(1)	$12,452	$12,909
Uncertain tax position(2)	22,860	11,994
Other	2,583	2,207
Total other long-term liabilities	$37,895	$27,110

(1)
Our restructuring activities have principally included closing University ground locations, rationalizing leased administrative office space, and workforce reductions. Our total liability, including current and long-term balances, associated with these activities was $15.8 million and $15.9 million as of May 31, 2026 and August 31, 2025, respectively. Our restructuring liability represents the present value of future estimated non-rent, executory costs associated with exited space for a lease that terminates in March 2031. The decrease in the liability during the nine months ended May 31, 2026 was principally attributable to payments related to such lease partially offset by an increase in our estimated future cash flows associated with exited space. The estimated gross, undiscounted, obligation associated with this liability was approximately $18.5 million as of May 31, 2026.
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

In addition, the Revolving Facility requires us to comply on a quarterly basis with a maximum leverage ratio if borrowings under the Revolving Facility on such date exceed 35% of the then outstanding commitments under the Revolving Facility. As of May 31, 2026, we were in compliance with the terms and conditions of the Revolving Facility.

As of May 31, 2026, we had no outstanding borrowings under the Revolving Facility (with an outstanding letter of credit of approximately $28 million under the Revolving Facility) (see Note 14. Commitments and Contingencies).

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

Our income tax expense for the three and nine months ended May 31, 2026 was $14.5 million and $30.9 million, or 27.1% and 32.3% of income before income taxes for the respective periods.

For the three months ended May 31, 2026, the effective tax rate differed from the federal statutory rate of 21% primarily due to the impact of state income taxes and certain non-deductible executive compensation, partially offset by excess tax benefits from share-based compensation.

For the nine months ended May 31, 2026, the effective tax rate differed from the federal statutory rate of 21% primarily due to state income taxes, as well as certain non-deductible executive compensation and transaction costs related to the IPO, partially offset by excess tax benefits from share-based compensation.

Our income tax expense for the three and nine months ended May 31, 2025 was $18.6 million and $40.6 million, or 25.4% and 25.6% of income before income taxes for the respective periods. The effective tax rates differed from the federal statutory rate of 21% primarily due to state income taxes.

Income Tax Audits

Our U.S. federal income tax return for fiscal year 2023 is currently under review by the Internal Revenue Service and our U.S. federal income tax returns for fiscal years 2022, 2024 and 2025 are currently open for review. Additionally, tax years as early as fiscal year 2021 remain subject to examination by state or local tax authorities.

Note 11. Common Stock Repurchase Program

In April 2026, our Board of Directors approved a $50 million stock repurchase program (the “April 2026 Repurchase Program”). The April 2026 Repurchase Program was publicly announced on April 7, 2026 and has no expiration date. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other transactions, including pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements and other factors.

During the three and nine months ended May 31, 2026, we repurchased approximately 0.1 million shares of our common stock for an aggregate purchase price of $4.0 million, including repurchases effected pursuant to a Rule 10b5-1 trading plan, at an average per share price of $29.29. The repurchased shares were retired upon repurchase.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of May 31, 2026, approximately $46.0 million remained available for repurchases under the April 2026 Repurchase Program.

Note 12. Earnings Per Share

In connection with our IPO, Queso converted into a Delaware corporation and all of its 1,028,000 outstanding limited partnership units were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Additionally, all of the outstanding shares of the University’s common stock owned by persons other than the Company were converted into shares of the Company’s common stock at a ratio equal to one share of the Company’s common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of the Company’s common stock upon the conversion of 790,714 outstanding shares of the University’s common stock, and the University is now an indirect wholly-owned subsidiary of the Company. Further, with respect to the University’s outstanding share-based awards, we will issue shares of the Company’s common stock on a 1-for-1 basis upon the vesting of outstanding restricted stock units. Upon the future exercise of outstanding University stock options, we may, at our election, either repurchase such options for cash, in which case no shares of University or Company common stock would be issued, or issue shares of the Company’s common stock on a 1-for-1 basis in exchange for the shares of University common stock that would have been received upon exercise. We have applied retrospective presentation to our earnings per share for all periods presented in our financial statements such that weighted average shares outstanding reflects these conversions resulting from the IPO.

We calculate earnings per share by dividing net income attributable to Phoenix Education Partners, Inc. by the weighted average shares outstanding. For diluted weighted average shares outstanding, we calculate the dilutive effect of share-based awards by applying the treasury stock method.

The components of basic and diluted earnings per share consist of the following for the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to Phoenix Education Partners, Inc. (basic and diluted)	$39,167	$53,841	$65,401	$116,382
Denominator:
Basic weighted average shares outstanding	35,882	35,560	35,766	35,542
Dilutive effect of stock options(1)	2,887	2,346	2,904	2,240
Dilutive effect of restricted stock units(1)	151	60	129	49
Diluted weighted average shares outstanding	38,920	37,966	38,799	37,831
Basic income per share attributable to Phoenix Education Partners, Inc.	$1.09	$1.51	$1.83	$3.27
Diluted income per share attributable to Phoenix Education Partners, Inc.	$1.01	$1.42	$1.69	$3.08

(1)
Diluted shares during both the three and nine months ended May 31, 2026 excludes approximately 0.5 million performance share units that are contingently issuable shares as they vest upon achievement of performance conditions. Additionally, approximately 2.1 million outstanding stock options and 0.1 million restricted stock units are excluded from both the three and nine months ended May 31, 2025 because such awards were contingently issuable shares as they vested upon certain changes in control or achievement of performance conditions.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Share-Based Awards

Share-Based Awards – The University of Phoenix, Inc. Management Equity Plan

Prior to the IPO, we had outstanding stock option and restricted stock unit equity awards that were issued under the University of Phoenix, Inc. Management Equity Plan. Upon the future vesting of the University’s outstanding restricted stock units, we will issue shares of the Company’s common stock on a 1-for-1 basis. Upon the future exercise of the University’s outstanding stock options, we will have the right to either repurchase such options for cash, in which case no shares of University or Company common stock would be issued, or issue shares of the Company’s common stock on a 1-for-1 basis in exchange for the shares of University common stock that would have been received upon exercise.

In connection with the IPO, we modified approximately 1.7 million outstanding stock options that previously vested solely upon a change in control or ownership, which resulted in 0.9 million of such stock options vesting at the IPO and the remaining 0.8 million vesting on the first anniversary of the IPO. The weighted average fair value of these stock options at the modification date was $21.69, and we recognized $31.1 million of share-based compensation expense in the nine months ended May 31, 2026, as a result. As of May 31, 2026, we had $5.9 million of unrecognized share-based compensation expense for these stock options that we expect to recognize over a period of less than one year.

For the above modification, we used the Black-Scholes model to estimate the fair value of the stock options using the following weighted average inputs:

•
Share price: $32.00 per share (IPO price)
•
Risk-free interest rate: 3.8%
•
Volatility: 35.6%
•
Dividend yield: zero due to stock option recipients’ expected participation in dividends
•
Term: 1.1 years.

We did not grant any share-based awards under the University of Phoenix, Inc. Management Equity Plan during the nine months ended May 31, 2026 and do not expect to grant any new awards in the future under such plan. The following provides a summary of the University’s stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at August 31, 2025	4,930	$8.61
Granted	—	N/A
Exercised(1)	(821)	$8.59		$17,069
Forfeited, canceled or expired	(21)	$10.61
Balance at May 31, 2026	4,088	$8.60	4	$88,444
Vested and expected to vest as of May 31, 2026	4,088	$8.60	4	$88,444
Exercisable as of May 31, 2026	3,331	$8.15	4	$73,596

(1)
Stock options may be exercised or settled through various methods. We can elect to repurchase options for cash. Otherwise, option exercises may be settled through net share settlement, cash exercises, or broker-assisted sell-to-cover transactions, all of which result in differing cash proceeds to the Company. We received $0.5 million of cash from stock option exercises in the nine months ended May 31, 2026.

In addition to the expense associated with the stock options described above, we have $0.2 million of unrecognized share-based compensation expense related to the University’s restricted stock units that we expect to recognize over a period of less than one year.

Share-Based Awards – Phoenix Education Partners Omnibus Incentive Plan

In connection with our IPO, our new Omnibus Incentive Plan became effective. The Omnibus Incentive Plan has an aggregate reserve of approximately 5.9 million shares of our common stock for issuance of awards thereunder.

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
•
0.1 million unrestricted shares of common stock with a grant date fair value of $32 per share.

We also granted an immaterial amount of restricted stock units and performance share units subsequent to the IPO that will vest over one- or three-year periods from their respective grant dates.

As of May 31, 2026, we expect to recognize approximately $33.2 million and $12.9 million of unrecognized share-based compensation expense related to unvested restricted stock units and unvested performance share units, respectively, over a weighted average period of approximately 2.3 years.

Phoenix Education Partners Employee Stock Purchase Plan

In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP”) pursuant to which all eligible employees of the Company are able to purchase shares of our common stock at a favorable price and upon favorable terms on specified dates. As of May 31, 2026, we have reserved an aggregate of 1.2 million shares of our common stock for issuance under the ESPP; however, the first offering period has not commenced and no shares have been issued under the ESPP.

Share-Based Compensation

The following details total share-based compensation during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Instructional and support	$1,125	$221	$10,378	$654
General and administrative	7,333	424	37,246	1,254
Share-based compensation	$8,458	$645	$47,624	$1,908

Note 14. Commitments and Contingencies

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

Sponsorship Rights Agreement

In August 2018, PEOC entered into an agreement for sponsorship rights on a stadium in Glendale, Arizona, which is the home of the Arizona Cardinals of the National Football League. The agreement term is in effect until 2030 with options to extend. Pursuant to the agreement, PEOC was required to pay $1.5 million for the initial contract year, which was set to increase 3% per year until 2030. In December 2025, PEOC amended the Sponsorship Rights Agreement to, among other things, lower the annual increase from 3% to 1.5% for the remaining contract term. As of May 31, 2026, our remaining contractual obligation pursuant to the agreement, as amended, was approximately $9 million.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Letter of Credit

As of May 31, 2026, we had a $28 million outstanding letter of credit under our Revolving Facility supporting a sublease. This letter of credit was issued during the third quarter of fiscal year 2026 to replace a cash collateralized letter of credit. The replacement released the cash collateral supporting the prior letter of credit, thereby reducing restricted cash and availability under the Revolving Facility.

Surety Bonds

Our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of May 31, 2026, the face amount of these surety bonds was less than $1 million.

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

In connection with this cybersecurity incident, putative class action lawsuits have been filed in which the University is a co-defendant with Oracle and other companies. All of these lawsuits have been consolidated into a single matter, along with other lawsuits against unrelated defendants which stem from the same Oracle EBS software vulnerability discussed above. This consolidated putative class action is titled In re Oracle Corporation Data Breach Litigation and is pending in federal court in the Western District of Texas (Case No. 1:25-cv-01805).

The complaint generally alleges that the University and other co-defendants failed to protect the plaintiffs’ confidential information in violation of various federal and/or state laws. The University (along with the other co-defendants) filed motions to dismiss in June 2026, which remain pending before the court.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss, if any, for this action and, accordingly, we have not accrued any liability associated with this action.

During the nine months ended May 31, 2026, we recorded $5.1 million of expense associated with this cybersecurity incident that is included in strategic alternatives, restructuring and other on our condensed consolidated statements of income. The expense principally represents costs to notify the affected parties, fees from third-party cybersecurity firms, and legal fees related to the incident response and litigation defense. Although we expect to incur additional expenses related to this event in future periods, we maintain a comprehensive cybersecurity insurance policy, which covers costs associated with the incident response, investigatory and remediation

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

expense, potential regulatory action, business interruption, and costs associated with investigating, defending, and resolving legal proceedings related to the incident, subject to deductibles, exclusions and limits.

Class Action Lawsuit

On April 1, 2025, Janielle Dawson filed a class action complaint against the University in the United States District Court for the Northern District of Illinois. The complaint alleges that the University violated the Video Privacy Protection Act, Electronic Communications Privacy Act, and the Illinois Eavesdropping Act by integrating third-party tracking technology in its website and thereby disclosing to third parties its users’ personally identifiable and other protected information. The complaint seeks damages on behalf of the plaintiff and other members of the class.

During the second quarter of fiscal year 2026, we filed a motion to dismiss this matter, which the court granted in part and denied in part. Subsequently, the parties mutually agreed to explore resolution of this matter via mediation. Mediation occurred in June 2026 and concluded without resolution. Following mediation, the parties have continued settlement discussions and have made substantial progress toward a potential resolution; however, no term sheet, settlement agreement or other binding agreement has been executed, and any proposed settlement would remain subject to the negotiation and execution of definitive documentation and any required court approval. Discovery remains stayed.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. We have accrued an immaterial amount representing our estimate of probable loss associated with this matter. It is reasonably possible that the ultimate resolution of this matter could result in a loss in excess of the amount accrued; however, based on information available to us at present, we do not believe that any such additional loss would be material to our consolidated financial position, results of operations or cash flows.

Note 15. Regulatory Matters

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

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million of federal student loans from borrowers who made claims regarding the University’s “Let’s Get to Work” ad campaign, which ran from 2012 to 2014 based on its announced finding that the University substantially misrepresented its relationships with outside companies in the ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for approximately $37 million in discharged loans, but the Department of Education has not yet commenced any such action. While the discharged loans related to these BDR claims appear also to have been subject to automatic discharge under the terms of BDR-related litigation, the settlement of which itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, it remains possible that the Department of Education could attempt to seek recoupment of such discharged payments in the future, and we cannot predict the timing or scale of such recoupment efforts if pursued.

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

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Segment Reporting

We have one operating and reportable segment, the University, which represents all of our consolidated net revenue in the three and nine months ended May 31, 2026 and 2025. Our chief operating decision maker (“CODM”), Christopher Lynne, Chief Executive Officer of the Company, currently evaluates performance and manages our operations at the consolidated level.

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

No individual customer accounted for more than 10% of our consolidated net revenue in the three and nine months ended May 31, 2026 and 2025.

The following provides information on net revenue, significant expenses and net income for our single reportable segment during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Net revenue	$271,801	$271,703	$756,289	$749,801
Costs and expenses:
Compensation and related costs(1)	115,580	106,036	361,665	310,731
Advertising	47,705	41,148	139,013	130,892
Provision for credit losses on accounts receivable	8,510	12,531	24,585	35,885
Strategic alternatives, restructuring and other	11,937	6,837	31,673	17,886
Other(2)	36,243	34,051	107,927	103,974
Total costs and expenses	219,975	200,603	664,863	599,368
Operating income	51,826	71,100	91,426	150,433
Interest income	2,183	2,278	5,720	8,334
Interest expense	(651)	(107)	(1,416)	(332)
Income before income taxes	53,358	73,271	95,730	158,435
Provision for income taxes	14,452	18,622	30,877	40,564
Net income	$38,906	$54,649	$64,853	$117,871

(1)
The increase in compensation and related costs during the three and nine months ended May 31, 2026 compared to the three and nine months ended May 31, 2025 was principally due to share-based compensation resulting from our IPO. See Note 13. Share-Based Awards for further information.
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

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•
our ability to comply with the extensive regulatory requirements for our business, and the impact of a failure to comply with applicable regulations or regulatory requirements, standards or policies, which could subject us to significant monetary liabilities, Title IV repayment obligations (including as a result of sub-regulatory guidance), fines and penalties, including loss of or limitations upon access to U.S. federal student loans, grants and military program benefits for our students, and otherwise have a material adverse impact on our business;
•
shifts in higher education policy at the federal and state levels;
•
our ability to maintain our institutional accreditation and our eligibility to participate in Title IV programs;
•
our ability to enroll and retain students, including the impact of changes to internet search due to artificial intelligence;
•
our ability to adapt to changing market needs or new technologies, including artificial intelligence;
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

Initial Public Offering

On October 10, 2025, we completed an IPO of 4.9 million shares of common stock at a price of $32.00 per share, which included 0.6 million shares sold to the underwriters pursuant to their option to purchase additional shares. The shares were offered by certain of the Company’s existing shareholders and, accordingly, we did not receive any proceeds from the offering.

In connection with the expiration of the IPO lock-up period on April 6, 2026, securities held by our pre-IPO holders, other than our Section 16 officers who remain subject to a one-year lock-up, became eligible for sale in the public market, subject to applicable trading restrictions. As a result, shares of our common stock issuable upon the exercise of University stock options by such holders became eligible for sale to the extent such options are settled in shares. Upon exercise of these options, we may elect to repurchase options for cash, in which case no shares of University or Company common stock would be issued. Otherwise, option exercises may be settled through various methods, including net share settlement, cash exercises, or broker-assisted sell-to-cover transactions pursuant to which shares are sold in the market to satisfy the exercise price and applicable tax withholding obligations.

We cannot reasonably estimate the extent of future option exercises, the timing of any related sales of shares, or the settlement methods that may be utilized and, accordingly, the potential impact on our outstanding share count, liquidity and stock price remains uncertain.

Factors Affecting Results of Operations

We believe our market position provides us with a significant opportunity to drive sustainable growth in the future. The following factors, among others described herein, have historically affected, and we expect in the future will similarly affect, our performance:

Enrollment. The net revenue we generate in a given period largely depends on the total number of courses taken by the enrolled student population and the price per course. As part of our focus on affordable and accessible tuition, we have not raised tuition rates since 2018. Our student retention rates, calculated as (i) the number of confirmed undergraduate students who both started a degree or non-degree certificate program and posted attendance in a course within such program as of an applicable date, divided by (ii) the number of confirmed undergraduate students who started such a program, expressed as a percentage, have increased from 59.7% for the 2016/2017 cohort to 76.6% for the 2024/2025 cohort (our most recent completed cohort for retention rate purposes), which represents a 5.1 percentage point increase from the 2023/2024 cohort. The increase in retention is a key factor driving the growth in Average Total Degreed Enrollment in recent years, including a 2.2% increase in the nine months ended May 31, 2026 as compared to the prior year period.

Enrollment is also affected by the manner in which prospective students discover, research and evaluate educational opportunities. Recently, enrollment has been influenced in part by changes in prospective student search and discovery behavior, including through artificial intelligence-enabled platforms. Although we continue to adapt our marketing and enrollment strategies, these changes may affect the timing and pace at which prospective students engage with the University and make enrollment decisions and impact the effectiveness of our enrollment process.

We have invested and continue to invest in many areas of our business that we expect will further improve enrollment, retention and graduation rates, which drive sustainable growth. However, enrollment and retention of students at the University are impacted by the risks described in Item 1A, “Risk Factors” of our 2025 Annual Report on Form 10-K, many of which are beyond our control.

Career-Relevant Education and Employer Relationships. Our career-oriented programs and learning platform position us for continued growth in the corporate-sponsored training and education market. Enrollment through our employer relationships represented approximately 35% of our Average Total Degreed Enrollment in the nine months ended May 31, 2026, which represents an approximate three percentage point increase compared to the prior year period. This represents a valuable opportunity to drive growth, diversify our student population and reinforce the durability of our net revenue as these students generally have higher retention and graduation rates. We believe demand from employers and working adults for education aligned with evolving workforce and technology needs, including artificial intelligence-related capabilities, continues to support our long-term growth strategy. In addition, we continue to have discussions with employers regarding our comprehensive suite of talent development solutions and professional development offerings that extend beyond our degree offerings. While the development of our talent development solutions is in the early stages, we believe our ability to offer these solutions has broadened our relationships with key employers and provides an opportunity for growth.

Regulatory Requirements. Our operations are subject to extensive U.S. federal and state regulation applicable to providers of post-secondary education who participate in Title IV programs. Failure to comply with applicable regulatory requirements, standards or policies could subject us to significant monetary liabilities, Title IV repayment obligations, fines and penalties, including loss of or limitations upon access to U.S. federal student loans and grants for our students. Any actions that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollment and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors” of our Annual Report on Form 10-K for a detailed discussion of regulatory requirements and related risks.

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

Seasonality. The University’s non-term academic model encompasses a series of courses taken consecutively over the length of the program, which generally limits seasonal enrollment fluctuations. However, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced, and expect to continue to experience, increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons.

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
(Enrollment statistics rounded to the nearest hundred; dollars in thousands)
Average Total Degreed Enrollment	85,300	84,800	84,500	82,700
Net income attributable to Phoenix Education Partners, Inc.	$39,167	$53,841	$65,401	$116,382
Net income attributable to Phoenix Education Partners, Inc. margin	14.4%	19.8%	8.6%	15.5%
Adjusted EBITDA	$78,077	$83,375	$188,071	$185,819
Adjusted EBITDA margin	28.7%	30.7%	24.9%	24.8%

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

Substantially all of our net revenue is generated from student enrollment in tuition-bearing degree programs encompassing a series of courses (e.g., most often five-week courses) taken consecutively over the length of the program. Over comparative periods, Total Degreed Enrollment generally increases as new students attend a credit-bearing course or continuing students return to the University, which increases are generally offset by graduations or continuing students not attending a credit-bearing course (e.g., by withdrawing from the University). We define “Total Degreed Enrollment” as the number of confirmed students (both new and continuing) enrolled in credit-bearing courses who post attendance at least one time during a calendar month (even if they withdraw later in the same month), excluding students who graduated as of the end of such month. Average Total Degreed Enrollment for the periods shown above represents the aggregate of monthly Total Degreed Enrollment during such period divided by the number of months in the period. For example, Average Total Degreed Enrollment for the three months ended May 31, 2026 is calculated as the aggregate Total Degreed Enrollment for the three months from March 2026 through May 2026 divided by three.

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

Results of Operations

Three and Nine Months Ended May 31, 2026 Compared to the Three and Nine Months Ended May 31, 2025

The following details our consolidated results of operations during the respective periods:

	Three Months Ended May 31,			Nine Months Ended May 31,
			% Change			% Change
($ in thousands)	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
Net revenue	$271,801	$271,703	0.0%	$756,289	$749,801	0.9%
Costs and expenses
Instructional and support	110,284	110,446	(0.1)%	330,774	325,779	1.5%
General and administrative	97,754	83,320	17.3%	302,416	255,703	18.3%
Strategic alternatives, restructuring and other	11,937	6,837	74.6%	31,673	17,886	77.1%
Total costs and expenses	219,975	200,603	9.7%	664,863	599,368	10.9%
Operating income	51,826	71,100	(27.1)%	91,426	150,433	(39.2)%
Interest income	2,183	2,278	(4.2)%	5,720	8,334	(31.4)%
Interest expense	(651)	(107)	*	(1,416)	(332)	*
Income before income taxes	53,358	73,271	(27.2)%	95,730	158,435	(39.6)%
Provision for income taxes	14,452	18,622	(22.4)%	30,877	40,564	(23.9)%
Net income	38,906	54,649	(28.8)%	64,853	117,871	(45.0)%
Net loss (income) attributable to noncontrolling interests	261	(808)	*	548	(1,489)	*
Net income attributable to Phoenix Education Partners, Inc.	$39,167	$53,841	(27.3)%	$65,401	$116,382	(43.8)%

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

Net revenue increased $0.1 million, or flat as a percentage, in the three months ended May 31, 2026 compared to the prior year period, and Average Total Degreed Enrollment was materially consistent for both periods.

Net revenue increased $6.5 million, or 0.9%, in the nine months ended May 31, 2026 compared to the prior year period. The increase was principally attributable to enrollment growth, as measured by Average Total Degreed Enrollment, which increased 2.2% compared to the prior year period primarily due to improved student retention. The increase was partially offset by an increase in discounts primarily resulting from a higher percentage of our enrollment through employer relationships.

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

Instructional and support decreased $0.2 million, or 0.1%, in the three months ended May 31, 2026 compared to the prior year period, and remained consistent as a percentage of net revenue at 40.6%. The decrease was principally attributable to a $4.0 million decrease in credit losses on accounts receivable, partially offset by a $2.8 million increase in compensation and related costs, including a $0.9 million increase in share-based compensation expense resulting from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 13. Share-Based Awards to our condensed consolidated financial statements).

Instructional and support increased $5.0 million, or 1.5%, in the nine months ended May 31, 2026 compared to the prior year period, and increased as a percentage of net revenue from 43.4% to 43.7%. The increase was principally attributable to a $14.6 million increase in compensation and related costs, including a $9.7 million increase in share-based compensation expense resulting from our IPO, partially offset by lower credit losses on accounts receivable of $11.3 million (see Note 1. Nature of Operations and Significant Accounting Policies and Note 13. Share-Based Awards to our condensed consolidated financial statements).

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

General and administrative increased $14.4 million, or 17.3%, in the three months ended May 31, 2026 compared to the prior year period, and increased as a percentage of net revenue from 30.7% to 36.0%. The increase was principally attributable to higher compensation and related costs of $6.8 million, including a $6.9 million increase in share-based compensation resulting from our IPO, and higher advertising expense of $6.6 million (see Note 1. Nature of Operations and Significant Accounting Policies and Note 13. Share-Based Awards to our condensed consolidated financial statements).

General and administrative increased $46.7 million, or 18.3%, in the nine months ended May 31, 2026 compared to the prior year period, and increased as a percentage of net revenue from 34.1% to 40.0%. The increase was principally attributable to higher compensation and related costs of $36.4 million, including a $36.0 million increase in share-based compensation resulting from our IPO, and higher advertising expense of $8.1 million (see Note 1. Nature of Operations and Significant Accounting Policies and Note 13. Share-Based Awards to our condensed consolidated financial statements).

Strategic alternatives, restructuring and other

Strategic alternatives, restructuring and other includes the following during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Strategic alternatives	$856	$2,402	$6,133	$7,401
Cybersecurity incident	267	—	5,096	—
Lease restructuring expense	4,029	2,121	7,634	3,837
Litigation charges and regulatory expense(1)	4,977	1,203	7,383	3,609
Other	1,808	1,111	5,427	3,039
Strategic alternatives, restructuring and other	$11,937	$6,837	$31,673	$17,886

(1)
Beginning in the third quarter of fiscal year 2026, we began separately presenting Litigation charges and regulatory expense in the table above, which were previously included in Other. We have reclassified prior periods to conform to our current period presentation.

Strategic alternatives, restructuring and other increased $5.1 million in the three months ended May 31, 2026 compared to the prior year period, which was principally due to an increase in lease restructuring expense driven by changes in our estimated future cash flows associated with exited space and an increase in litigation charges and regulatory expense related to a class action lawsuit (see Note 14. Commitments and Contingencies to our condensed consolidated financial statements).

Strategic alternatives, restructuring and other increased $13.8 million in the nine months ended May 31, 2026 compared to the prior year period, which was principally due to costs associated with the cybersecurity incident detected in November 2025, an increase in litigation charges and regulatory expense related to a class action lawsuit (see Note 14. Commitments and Contingencies to our condensed consolidated financial statements), and an increase in lease restructuring expense driven by changes in our estimated future cash flows associated with exited space.

Interest income

Interest income decreased $0.1 million, or 4.2%, in the three months ended May 31, 2026 compared to the prior year period, which was principally attributable to a decrease in interest rate yields.

Interest income decreased $2.6 million, or 31.4%, in the nine months ended May 31, 2026 compared to the prior year period, which was principally attributable to decreases in (i) average cash and cash equivalents and marketable securities held and (ii) interest rate yields.

Interest expense

Interest expense increased $0.5 million and $1.1 million in the three and nine months ended May 31, 2026, respectively, compared to the prior year periods. The increases were primarily from amortization of deferred financing costs from our $100 million Revolving Facility.

Provision for income taxes

Provision for income taxes decreased $4.2 million, or 22.4%, in the three months ended May 31, 2026 compared to the prior year period. Our effective income tax rate for the three months ended May 31, 2026 was 27.1% compared to 25.4% in the prior year period. The increase in our effective tax rate was primarily due to certain executive compensation costs becoming nondeductible after the completion of our IPO, partially offset by excess tax benefits from share-based compensation.

Provision for income taxes decreased $9.7 million, or 23.9%, in the nine months ended May 31, 2026 compared to the prior year period. Our effective income tax rate for the nine months ended May 31, 2026 was 32.3% compared to 25.6% in the prior year period. The increase in our effective tax rate was primarily due to the completion of our IPO, which resulted in certain IPO and executive compensation costs becoming nondeductible, partially offset by excess tax benefits from share-based compensation.

Non-GAAP Financial Measures and Reconciliations

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we also provide the following non-GAAP financial measures:

•
Adjusted net income attributable to Phoenix Education Partners, Inc. We define adjusted net income attributable to Phoenix Education Partners, Inc. as net income attributable to Phoenix Education Partners, Inc., adjusted to eliminate the impact of restructuring lease expense, net, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, certain tax effects and other items set forth in the applicable table below.1
•
Adjusted EBITDA. We define adjusted EBITDA as net income attributable to Phoenix Education Partners, Inc., adjusted to eliminate the impact of restructuring lease expense, net, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, depreciation and amortization, interest income, net of interest expense, provision for income taxes and certain other items set forth in the applicable table below.1
•
Adjusted EBITDA margin. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue, expressed as a percentage.

Adjusted net income attributable to Phoenix Education Partners, Inc., adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures and are included as supplemental disclosures because we believe they are useful indicators of our operating

1 During the first quarter of fiscal year 2026, we changed our definition of this measure to start with “Net income attributable to Phoenix Education Partners, Inc.” instead of “Net income” and began excluding expenses incurred related to our cybersecurity incident, which we do not believe are representative of our ongoing operations. We have retrospectively changed this measure for all periods presented to conform with our new definition.

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

The following tables present reconciliations of net income attributable to Phoenix Education Partners, Inc. to adjusted net income attributable to Phoenix Education Partners, Inc. and net income attributable to Phoenix Education Partners, Inc. to adjusted EBITDA and adjusted EBITDA margin during the respective periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Net income attributable to Phoenix Education Partners, Inc.	$39,167	$53,841	$65,401	$116,382
Special items and share-based compensation:
Restructuring lease expense, net(a)	4,029	2,121	7,634	3,837
Strategic alternatives expense(b)	856	2,402	6,133	7,401
Cybersecurity incident expense(c)	267	—	5,096	—
Impairment charges and asset disposal losses(d)	89	29	609	113
Litigation charges and regulatory expense(e)	4,977	1,295	7,383	3,980
Non-cash share-based compensation expense(f)	8,458	645	47,624	1,908
Other(g)	1,719	1,057	4,818	3,288
Income tax effects of special items and share-based compensation(h)	(3,794)	(1,857)	(12,669)	(5,050)
Adjusted net income attributable to Phoenix Education Partners, Inc.	$55,768	$59,533	$132,029	$131,859

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2026	2025	2026	2025
Net income attributable to Phoenix Education Partners, Inc.	$39,167	$53,841	$65,401	$116,382
Restructuring lease expense, net(a)	4,029	2,121	7,634	3,837
Strategic alternatives expense(b)	856	2,402	6,133	7,401
Cybersecurity incident expense(c)	267	—	5,096	—
Impairment charges and asset disposal losses(d)	89	29	609	113
Litigation charges and regulatory expense(e)	4,977	1,295	7,383	3,980
Non-cash share-based compensation expense(f)	8,458	645	47,624	1,908
Depreciation and amortization	5,595	5,534	16,800	16,348
Interest income, net of interest expense	(1,532)	(2,171)	(4,304)	(8,002)
Provision for income taxes	14,452	18,622	30,877	40,564
Other(g)	1,719	1,057	4,818	3,288
Adjusted EBITDA	$78,077	$83,375	$188,071	$185,819
Net income attributable to Phoenix Education Partners, Inc. margin	14.4%	19.8%	8.6%	15.5%
Adjusted EBITDA margin	28.7%	30.7%	24.9%	24.8%
Net revenue used in computing net income attributable to Phoenix Education Partners, Inc. margin and adjusted EBITDA margin	$271,801	$271,703	$756,289	$749,801

(a)
Restructuring lease expense, net represents non-cancelable lease obligations, including any offset from sublease income, and other related expenses for leased space we have exited as part of our ground campus and administrative space rationalization plans. In 2012, as a key component of the University’s transformation initiatives, the University began the process of completing the orderly closure of its ground campuses, as more enrolling students made the choice to take their programs online. The University completed the orderly closure of its campus locations in early fiscal year 2025, with only one physical location, in Phoenix, Arizona, currently enrolling new students. Additionally, the University completed its exit of 19 floors of its 22-floor administrative office buildings during fiscal year 2024 pursuant to its space rationalization plans.
(b)
Strategic alternatives expense generally consists of costs associated with strategic and capital market transactions, including our IPO and offering-related costs, strategic advisory fees, and costs associated with the evaluation or execution of strategic alternatives.
(c)
Represents expense associated with the cybersecurity incident detected in November 2025 (see Note 14. Commitments and Contingencies to our condensed consolidated financial statements).
(d)
Represents non-cash impairment charges and asset disposal losses.
(e)
Litigation charges and regulatory expense principally includes charges incurred to defend, settle or otherwise resolve legal matters that fall outside the scope of ordinary or routine litigation incidental to our business and expense associated with a multi-year insurance policy pertaining to borrower defense to repayment claims (see Note 14. Commitments and Contingencies and Note 15. Regulatory Matters to our condensed consolidated financial statements).
(f)
Represents non-cash equity-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation: Stock Compensation. Although share-based compensation is a key incentive offered to our employees, we evaluate our business performance excluding share-based compensation expense because it is a non-cash expense. The increase in share-based compensation expense in the three and nine months ended May 31, 2026 compared to the respective prior year periods resulted from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 13. Share-Based Awards to our condensed consolidated financial statements).
(g)
Represents other expenses that we do not believe are indicative of our ongoing operations.
(h)
Represents the income tax effect of these non-GAAP adjustments, calculated using the appropriate statutory tax rates.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations and cash and cash equivalents and marketable securities on hand. We also have available liquidity through our Revolving Facility.

Our principal uses of cash are, and we expect to continue to be, payments of our operating expenses, such as employee compensation and marketing related costs, and investments to maintain and enhance our digital technology platform and various technology systems to support and improve the student experience.

We paid a regular, quarterly cash dividend of $0.21 per share of common stock in each of our second and third quarters of fiscal year 2026. Additionally, our board of directors approved a regular, quarterly cash dividend of $0.21 per share of common stock that will be paid to shareholders of record and holders of certain share-based awards during our fourth quarter of fiscal year 2026. We plan to pay additional regular, quarterly cash dividends in subsequent quarters, subject to the discretion of and approval from our board of directors.

On April 3, 2026, our board of directors adopted a share repurchase program of up to an aggregate of $50 million of our common stock (the “April 2026 Repurchase Program”). As of May 31, 2026, we have utilized $4.0 million of the authorized amount.

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

Cash and cash equivalents, restricted cash and cash equivalents and marketable securities

Our cash and cash equivalents, restricted cash and cash equivalents and marketable securities are placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of the respective periods:

	As of
($ in thousands)	May 31, 2026	August 31, 2025	% Change
Cash and cash equivalents	$155,020	$136,504	13.6%
Restricted cash and cash equivalents	2,973	36,497	(91.9)%
Current marketable securities	75,051	9,005	733.4%
Noncurrent marketable securities	36,396	12,803	184.3%
Total	$269,440	$194,809	38.3%

Total cash and cash equivalents (including restricted cash and cash equivalents) and marketable securities (including current and noncurrent marketable securities) increased $74.6 million, or 38.3%, during the nine months ended May 31, 2026. The increase was principally due to $116.7 million of cash generated from operating activities, which was partially offset by $17.4 million of cash paid for dividends and dividend equivalents, $15.0 million of capital expenditures, net cash paid to settle share-based awards, and common stock repurchases.

See Note 14. Commitments and Contingencies for information on our letter of credit and the related decrease in our restricted cash and cash equivalents balance.

Operating cash flows

The following provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2026	2025
Net income	$64,853	$117,871
Non-cash items	101,937	88,509
Changes in assets and liabilities, excluding the impact of acquisition	(50,106)	(154,591)
Net cash provided by operating activities	$116,684	$51,789

For the nine months ended May 31, 2026, we generated $116.7 million of net cash provided by operating activities, which was principally attributable to net income of $64.9 million and the following:

Adjustments to reconcile net income to net cash provided by operating activities:

•
$47.6 million of share-based compensation;
•
$24.6 million provision for credit losses on accounts receivable; and
•
$16.8 million of depreciation and amortization.

Changes in assets and liabilities:

•
Net outflow of $62.1 million from an increase in accounts receivable (excluding provision for credit losses in non-cash items discussed above) primarily from course start timing;
•
Net outflow of $9.0 million from a decrease in accrued compensation and benefits primarily due to timing of payroll payments;
•
Net outflow of $7.6 million from a decrease in operating lease liabilities for payments made on our operating lease obligations;
•
Net outflow of $5.0 million from an increase in prepaid income taxes primarily due to estimated tax payments made during the period; and
•
Net inflow of $38.8 million from an increase in deferred revenue primarily from course start timing.

For the nine months ended May 31, 2025, we generated $51.8 million of cash provided by operating activities, which was principally attributable to $117.9 million of net income and $88.5 million of non-cash adjustments. This was partially offset by a net cash outflow of $154.6 million from changes in assets and liabilities, which was primarily the result of an increase in accounts receivable (excluding provision for credit losses) primarily from course start timing and a decrease in student deposits attributable to a change in the timing of financial aid disbursements for the University’s students. Before the change, financial aid funds were typically disbursed in two installments that generally involved four courses. Such funding was included in student deposits on our condensed consolidated balance sheets until students began subsequent courses. Beginning in July 2024, the University began transitioning to financial aid disbursements by course with students transitioning after they complete their current academic year. Accordingly, student deposits decreased throughout fiscal year 2025 as the University’s students transitioned to single course financial aid disbursements.

Investing cash flows

The following provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2026	2025
Purchases of property and equipment	$(15,005)	$(16,399)
Marketable securities purchases, maturities and sales, net	(89,547)	2,641
Acquisition, net of cash acquired	—	(1,982)
Other investing activities	(108)	(58)
Net cash used in investing activities	$(104,660)	$(15,798)

Net cash used in investing activities for the nine months ended May 31, 2026 and 2025 was $104.7 million and $15.8 million, respectively. Net cash used in investing activities for the nine months ended May 31, 2026 was primarily driven by $89.5 million of net marketable securities purchases and $15.0 million of purchases of property and equipment, substantially all of which related to internal software development. Net cash used in investing activities for the nine months ended May 31, 2025 was primarily driven by $16.4 million of purchases of property and equipment, substantially all of which related to internal software development, and $2.0 million paid, net of cash acquired, to acquire a controlling interest in Empath, Inc., partially offset by $2.6 million of net marketable securities maturities and sales. See Note 3. Acquisition to our condensed consolidated financial statements for more information regarding our acquisition of Empath, Inc.

Financing cash flows

The following provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2026	2025
Common stock repurchased	$(3,963)	$—
Payments of dividends and dividend equivalents	(17,375)	—
Payroll taxes paid on share-based awards	(6,150)	(774)
Proceeds from stock option exercises	456	—
Payments of dividends and dividend equivalents to noncontrolling interests	—	(13,961)
Capital distributions to limited partners	—	(134,001)
Net cash used in financing activities	$(27,032)	$(148,736)

Net cash used in financing activities was $27.0 million and $148.7 million for the nine months ended May 31, 2026 and 2025, respectively. Net cash used in financing activities for the nine months ended May 31, 2026 was primarily driven by $17.4 million of payments of dividends and dividend equivalents, $6.2 million of payroll taxes paid on share-based awards and $4.0 million for common stock repurchases. Net cash used in financing activities for the nine months ended May 31, 2025 was primarily driven by $134.0 million of capital distributions to limited partners and $14.0 million of payments of dividends and dividend equivalents to noncontrolling interests.

Off-Balance Sheet Arrangements

As of May 31, 2026, we had a $28 million outstanding letter of credit under our Revolving Facility supporting a sublease. This letter of credit was issued during the third quarter of fiscal year 2026 to replace a cash collateralized letter of credit. The replacement released the cash collateral supporting the prior letter of credit, thereby reducing restricted cash and availability under the Revolving Facility.

Additionally, our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of May 31, 2026, the face amount of these surety bonds was less than $1 million.

Critical Accounting Estimates

A detailed discussion of our critical accounting estimates and significant accounting policies is included under the caption “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report on Form 10-K. During the nine months ended May 31, 2026, there have been no material changes to our critical accounting estimates or our significant accounting policies as disclosed in our 2025 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our investments. We invest our excess cash in cash equivalents and marketable securities, including money market funds, U.S. Treasury securities, U.S. agency securities, and investment-grade corporate bonds and commercial paper. The fair value and investment income of these instruments fluctuate based on changes in market interest rates. A decline in interest rates could adversely affect our future investment income, and we may incur losses in principal if we are required to sell securities that have declined in market value as a result of rising interest rates.

During the three months ended May 31, 2026, our investment portfolio generated an average yield of approximately 3%, resulting in interest income of $2.2 million for the quarter.

Based on the composition of our investments as of May 31, 2026, a hypothetical 100-basis-point increase or decrease in market interest rates would not have a material impact on our condensed consolidated financial statements.

We do not currently have material risk associated with interest expense as we did not have any outstanding borrowings under our Revolving Facility as of May 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business is provided in Note 14. Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our stock repurchase activity for the three months ended May 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in thousands)
March 1 to March 31, 2026	—	$—	—	$—
April 1 to April 30, 2026	30,445	$28.29	30,445	$49,139
May 1 to May 31, 2026	104,879	$29.58	104,879	$46,037
Total	135,324	$29.29	135,324	$46,037

In April 2026, our Board of Directors approved a stock repurchase program (the “April 2026 Repurchase Program”) authorizing the repurchase of up to $50 million of our common stock. The April 2026 Repurchase Program was publicly announced on April 7, 2026, has no expiration date, and may be suspended, modified or discontinued at any time. The program did not expire during the quarter ended May 31, 2026, and we have not determined to terminate the program or cease making further purchases under it.

Recent Sales of Unregistered Equity Securities

The Company did not sell any unregistered equity securities during the three months ended May 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended May 31, 2026, the following directors or officers of Phoenix Education Partners, Inc. or the registrant’s subsidiaries adopted, modified, or terminated a trading arrangement that is intended to satisfy the affirmative defense conditions of a Rule 10b5-1 trading arrangement.

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to be Sold	Expiration Date
John Woods	Chief Academic Officer and Provost, University of Phoenix, Inc.	Adoption	May 6, 2026	237,230	October 31, 2027
Jeff Honaker	Chief Accounting Officer	Adoption	May 12, 2026	38,652	January 31, 2027
Blair Westblom	Chief Financial Officer	Adoption	May 15, 2026	82,769	January 15, 2027

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
3.2	Bylaws of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phoenix Education Partners, Inc.

Date: July 14, 2026	By:	/s/ Blair Westblom
Blair Westblom
Chief Financial Officer