Form 10-K
period 2026-08-31
Phoenix Education Partners, Inc.
filed 2026-11-03
CIK 1600222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

As of February 27, 2026, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on such date) was approximately $0.2 billion. In computing such amount, shares held by directors, executive officers and certain significant stockholders, including the registrant's controlling stockholders, have been excluded because such persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of our common stock outstanding as of October 27, 2026 was 36,676,644.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended August 31, 2026.

i

OVERVIEW

In this Annual Report on Form 10-K for the year ended August 31, 2026 (this “Annual Report on Form 10-K”), unless otherwise indicated or the context otherwise requires, references to the “Company,” the “Issuer,” “we,” “us” and “our” refer, prior to our conversion into a corporation, to AP VIII Queso Holdings, L.P. and its consolidated subsidiaries and, after our conversion into a corporation, to Phoenix Education Partners, Inc. and its consolidated subsidiaries. References to the “University” refer to The University of Phoenix, Inc., our indirect wholly owned subsidiary. Apollo Education Group, Inc., our direct wholly owned subsidiary and the direct parent of the University, has been renamed Phoenix Education Operating Corp.

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
•
our ability to attract or retain a qualified senior management team and qualified faculty members or otherwise maintain and incentivize the workforce needed to operate our business;
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
•
additional tax liabilities;
•
unexpected expenses or other challenges in integrating acquired businesses;
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

Our Business

We are a mission-driven organization operating at the forefront of the rapidly evolving post-secondary education market. The demands of the modern workforce are continually shifting, and we are focused on transforming the way individuals achieve their educational and career aspirations while balancing the unique demands of being an adult learner by delivering a personalized, career-relevant, and affordable education to our students through our flexible learning model, skills-aligned curriculum and accessible tuition costs. We have created purpose-built platforms that leverage an artificial intelligence (“AI”) ready data infrastructure and technology stack to enhance student experience, increase student success, and improve the connectivity between students, educators and employers.

The University of Phoenix was founded in 1976 and has been continuously accredited since 1978 by The Higher Learning Commission (“HLC”), an institutional accrediting agency recognized by the U.S. Department of Education (the “Department of Education” or the “Department”). In our five decades of operation, as of August 31, 2026, we have served nearly 1.2 million alumni (including those who have completed non-degree certificates) and conferred more than 1.3 million degrees.

Our student body, which consists primarily of working adult learners seeking to advance their careers, represents an attractive and growing sub-segment of the higher education market. However, these learners face unique challenges that are not addressed by traditional programs designed for 18- to 22-year-olds, including the time constraints and responsibilities of work, community, and caring for dependents. As a result, these students can significantly benefit from an education solution tailored to their needs. We are dedicated to these adult learners, and we are constantly evolving the flexible, asynchronous learning models and the robust technology solutions designed to meet their unique needs. We believe we provide a differentiated value proposition to both students and employers. Both inside and outside of the classroom, our purpose is to help our students achieve their educational and career goals and to assist employers in upskilling their employees.

For the fiscal year ended August 31, 2026, the University’s Average Total Degreed Enrollment was 83,700, including 67,400 undergraduate and 16,300 graduate students. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of Average Total Degreed Enrollment. Students either enroll at the University independently or through our employer relationships. Many of our students receive discounted tuition benefits under programs offered through our employer relationships, which are classified as B2B enrollment. These include students who enroll in the University through employer-provided programs, as well as students who enroll independently but are employees of employers with whom we have an employer relationship. Enrollment through our employer relationships represented 35.2% of our Average Total Degreed Enrollment in fiscal year 2026.

The University currently offers a number of degree-granting and non-degree certificate programs across a wide range of disciplines, including business and information technology (“IT”), health professions, social and behavioral sciences, education, nursing, doctoral studies, and general studies. Our degree-granting programs represented approximately 98% of our net revenue for fiscal year 2026 and serve a diverse set of students who are seeking to improve their career opportunities:

Average Total Degreed Enrollment by degree type for fiscal year 2026:

•
Bachelor’s: 70%
•
Master’s: 17%
•
Associate’s: 10%
•
Doctoral: 3%

Of the University’s enrollment during fiscal year 2026, subject to data availability for each metric:

•
73% are currently employed;
•
94% of new students are over the age of 22, with an average age of 37;
•
53% are first-generation college students;
•
62% of students who completed an optional survey identify as members of a minority group; and

•
72% are female.

Our non-degree offerings for students and employers represent the remaining portion of net revenue and are a growing priority for the University. These non-degree offerings include shorter credit-bearing certificates and non-credit professional development courses designed to provide flexible options for working adults to develop critical skills for career advancement. We are expanding offerings to include additional targeted, continuous learning pathways to address evolving workforce needs, including areas that may require immediate or focused development. These offerings complement our degree programs providing opportunities for upskilling and benefit employers working to develop their workforce and strengthen their talent pipelines.

We are also developing new talent and workforce solutions that expand how we serve students, alumni, and employers. These initiatives include a talent-sourcing platform that connects employers with students and alumni whose skills profiles align with employment opportunities, as well as skills intelligence and validation capabilities designed to identify skills gaps, make workforce-relevant skills more visible and measurable, and create development pathways tied to career opportunities and internal mobility.

These initiatives build on the University’s skills-aligned approach to education, including career-relevant curriculum and digital badges that enable students to demonstrate verified capabilities, and the continued growth of our employer-supported enrollment. Our strategy is to create stronger connections among learning, demonstrated capabilities, and career opportunities.

The University’s non-term academic model encompasses a series of courses taken consecutively over the length of the program, which generally limits seasonal enrollment fluctuations. However, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) compared to other quarters due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons. The timing and magnitude of such fluctuations may vary from period to period and may not follow historical trends.

Initial Public Offering and Corporate Conversion

In October 2025, we completed an initial public offering (the “IPO”) in which certain funds affiliated with or managed by Apollo Global Management, Inc. and its subsidiaries (“Apollo” or the “Apollo Stockholder”) and certain funds affiliated or managed by the Vistria Group LP and its subsidiaries (“Vistria” or the “Vistria Stockholder”) sold an aggregate of 4,887,500 shares of our common stock (including 637,500 shares sold to the underwriters pursuant to their option to purchase additional shares) at a public offering price of $32.00 per share, for an aggregate offering price of $156.4 million. The Apollo Stockholder and the Vistria Stockholder received all the proceeds from the sale of shares of common stock in the IPO. As such, we did not receive any proceeds from the sale of shares of common stock in the IPO.

Prior to the IPO, we operated as a Delaware limited partnership under the name AP VIII Queso Holdings, L.P. On October 7, 2025, AP VIII Queso Holdings, L.P. converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Phoenix Education Partners, Inc. (the “Corporate Conversion”). In connection with our conversion into a corporation, all of the outstanding limited partnership units of AP VIII Queso Holdings, L.P. were converted into shares of our common stock. See Note 1. Nature of Operations and Significant Accounting Policies to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the Corporate Conversion.

Competition

There are thousands of colleges and universities serving traditional and adult students in the United States. Competition among these institutions is highly fragmented and varies by geography, program offerings, ownership, quality level, and selectivity of admissions. While we are one of the largest universities in the U.S. that predominantly focuses on the distance education market (defined as universities with 90% or more of students enrolled in distance education) according to the Department of Education’s National Center for Education Statistics, no single institution has a significant share of the total post-secondary market. We compete with online programs offered by local, traditional colleges and universities, with other proprietary institutions that offer online programs, and with institutions that offer non-traditional, credit-bearing and noncredit-bearing education programs. As the proportion of traditional colleges and universities providing alternative learning modalities increases, a trend that accelerated during the COVID-19 pandemic, we expect that competition will increase. See Item 1A, “Risk Factors—Risks Related to Our Business—We face intense and increasing competition in the post-secondary education market, which could decrease our market share and create pricing pressure.”

Some of our competitors have greater financial and non-financial resources than we have and are able to offer programs similar to ours at lower tuition levels. In addition, the ability to bring online programs to market with the aid of sophisticated online program management companies has allowed some traditional institutions that historically did not offer online education programs to access the online market quickly. While traditional colleges’ and universities’ use of online program managers, who assist those universities in bringing program offerings online, has lessened in recent years, these programs tend to target working adults, which is the University’s main student base. Accordingly, one of our primary competitive advantages has been diminished as a significant and increasing number of traditional institutions offer an increasing array of distance learning and other online education programs, including programs that are offered wholly online and geared towards the needs of working adults. As the proportion of traditional colleges and universities providing alternative learning platforms increases, we will face increased competition from these institutions, including those with highly regarded reputations, the degrees from which may be perceived as more valuable in the workplace.

In addition, in response to student preferences, education providers have introduced new education and operating models focused on reducing costs and time to completion, including competency-based formats, intensive and immersive skills focused bootcamps, other non-degree programs, and career-focused educational pathways, tools and services. While the bootcamp market has tapered due to the emergence of AI and future growth is uncertain, price sensitive consumers and businesses may still be attracted to these alternative approaches.

The higher education industry is continually evolving due to regulatory and political considerations, technology and AI, student and employer preferences, economic constraints, competition, the need for quality secondary education in the United States, and other factors. Despite the continued evolution, we believe that we are well-positioned within our market to successfully compete for working adult students based on the following primary components:

•
affordable and accessible education pathways, including the University’s Tuition Price Guarantee, which generally fixes an eligible student’s tuition price per course at the rate in effect on the student’s enrollment date and, beginning November 2, 2026, the University’s Locked-In Pricing Guarantee, which gives new students one combined price per course, covering both tuition and the resource fee, locked from enrollment through graduation in their enrolled program, providing greater predictability regarding tuition costs throughout the duration of the student’s program;
•
student-centric policies that recognize the need of adult learners to juggle family and work priorities along with school;
•
scale and experience with online learning;
•
focus on AI to match the evolving needs of students and employers;
•
brand recognition;
•
high quality, outcome-oriented, and career-relevant degree portfolio and learning pedagogy;
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

Human Capital Resources

As of August 31, 2026, we employed approximately 3,300 staff employees, in addition to approximately 2,200 active adjunct faculty members. Average tenure is 12 years for staff and 17 years for faculty, reflecting strong retention and institutional knowledge.

Our human capital strategy is grounded in our core values of Brave, Honest, and Focused – encouraging innovation and open communication, maintaining integrity and accountability, and centering our work on student success. We are committed to attracting, developing, and retaining high-performing employees who embody these values and advance our mission of improving the lives of adult learners through education.

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

Our faculty bring real-world experience to the classroom and complete a structured onboarding program that translates professional expertise into effective teaching. Credentials are verified for course alignment, and new faculty receive targeted training on our academic culture and expectations. Each new faculty member is paired with a mentor during their first course and supported through quality assurance reviews that promote ongoing development and teaching excellence.

We foster a culture of transparency, engagement, and continuous learning. Quarterly leadership broadcasts keep employees informed and provide opportunities for dialogue with executive leadership. Employees are encouraged to pursue career growth through internal training and leadership programs that build skills and prepare them for future roles.

We provide a competitive benefits package for all eligible staff employees and faculty members designed to support our team members’ health, financial security, and well-being. Our programs are designed to attract, engage, and retain talent while reinforcing a results-driven culture focused on academic excellence. Eligible staff employees receive a comprehensive benefits package that includes health and wellness offerings, many that we fully subsidize, as well as a 401(k) savings plan with an employer match to help our employees save for their retirement. Additional benefits that support work-life balance include paid time off, flexible and remote work options, paid parental leave, tuition assistance for eligible staff employees and faculty members (and their families), and opportunities for community involvement and volunteer service.

We are committed to conducting business with honesty, integrity, and high ethical standards. Employees complete regular training on ethics, compliance, and data privacy, reinforcing a shared responsibility to act lawfully and ethically. We also maintain robust compliance monitoring programs, regularly assess effectiveness of these programs, and provide multiple reporting channels that allow employees to raise concerns in good faith without fear of retaliation.

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
•
qualification to participate in the federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”), in combination with state higher education operating and degree granting authority and multiple other federal requirements; and
•
qualification for authority to operate in certain states.

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

Accreditation information for the University and applicable programs is described below:

Institution/Program	Accrediting Body (Year Accredited)(1)	Accreditation Expiration Year(1)
University of Phoenix	The Higher Learning Commission (1978, reaffirmed in 1982, 1987, 1992, 1997, 2002, 2012 and 2022)	2033 (mid-cycle visit in 2027)

Business programs	Accreditation Council for Business Schools and Programs	2028

Bachelor of Science in Nursing	Commission on Collegiate Nursing Education (2005, 2010 and 2020)	2030

Master of Science in Nursing	Commission on Collegiate Nursing Education (2005, 2010, 2020 and 2025)	2035

Doctor of Nursing Practice	Commission on Collegiate Nursing Education (2022)	2027

Institution/Program	Accrediting Body (Year Accredited)(1)	Accreditation Expiration Year(1)
Master of Counseling in Clinical Mental Health (Phoenix campus)	Council for Accreditation of Counseling and Related Educational Programs (“CACREP”) (1995, 2002, 2010, 2012, 2018, and 2025) (Phoenix campus program teach-out is expected to occur through October 31, 2027)	2027

Master of Counseling in Clinical Mental Health (Online)	CACREP (2025)	2033

Master of Science in Healthcare Administration	Commission on Accreditation of Healthcare Management Education (initial accreditation 2019-2022)	2029

Bachelor of Science in Social Work (BSSW)	Council on Social Work Education (“CSWE”) Program achieved Candidacy Status in October 2017. In February 2022, CSWE granted the BSSW program initial accreditation through October 2029.	2029

(1)
The referenced years are on a calendar year basis.

In addition to accreditation by independent accrediting bodies, institutions that participate in Title IV programs must be authorized to operate by the appropriate post-secondary regulatory authority in each state where the institution has a physical presence as well as each of the other domestic jurisdictions in which it operates. The University operates its only physical campus in Phoenix, Arizona and is authorized by the Arizona State Board for Private Postsecondary Education (the “Arizona State Board”) to operate both its Phoenix campus and offer distance education under the national State Authorization Reciprocity Agreement (“SARA”). See “—Regulatory Environment—State Regulation” and Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If we fail to maintain our state authorization, we would lose our ability to participate in Title IV programs.” The University is also registered as an out-of-state institution with the California Bureau for Private Postsecondary Education (the “California BPPE”) to offer its distance education programs to California students.

Jurisdiction	Regulatory Agency/Program	Accreditation Expiration Year(1)
Arizona	Arizona State Board for Private Postsecondary Education - Phoenix Campus/Online	2027

Arizona	Arizona State Board of Education
	• Graduate Initial Teacher Certificate/Secondary	2027
	• Graduate Initial Teacher Certificate/Elementary, Master of Arts in Education/Elementary Teacher Education, and Master of Arts in Education/Secondary Teacher Education	2028
	• Graduate Initial Teacher Certificate/Special Education	2029
	• Bachelor of Science in Education, Elementary Education (BSED/E)	2030
	• Master of Arts in Education, Administration (MAED/ADM) and Bachelor of Science in Education, Early Childhood Education (BSED/ECH)	2031
	• Master of Arts in Education, Special Education (MAED/SPE)	2032

Arizona	Arizona Board of Nursing • Master of Science in Nursing - Family Nurse Practitioner (MSN/FNP) • Master of Science in Nursing - Psychiatric Mental Health Nurse (MSN/PMH)	2035

California – Online	California Bureau for Private Postsecondary Education	2028

California – Online	California Commission on Teacher Credentialing	2028

NC SARA and AZ SARA	National Council for State Authorization Reciprocity Agreements Arizona Council for State Authorization Reciprocity Agreement	2027 2027

Jurisdiction	Regulatory Agency/Program	Accreditation Expiration Year(1)

North Carolina	North Carolina Department of Public Instruction (NCDPI)	2027

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

Independent of broader Higher Education Act reauthorization efforts, the U.S. Congress enacted amendments to the Higher Education Act through the One Big Beautiful Bill Act (“OBBB”). The OBBB’s amendments implemented through final regulations published in 2026 make significant changes to the Direct Loan program, including new annual and lifetime borrowing limits, the elimination of Grad PLUS loans for graduate and professional students subject to transition provisions for certain existing borrowers, and new annual limits for parent borrowers of Direct PLUS Loans. The amendments also establish a new earnings accountability framework under which programs may lose Direct Loan eligibility if their graduates’ median earnings do not exceed the applicable earnings threshold in two out of three consecutive award years for which the measure is calculated. See “Regulatory Environment—Regulation of Student Financial Aid Programs—Recent Department of Education Rulemaking Initiatives.”

The recent amendments and implementing federal regulations also reduce the number of federal student loan repayment programs available to borrowers for loans issued on or after July 2026, revise the repayment terms that will be available to such borrowers, will require certain borrowers on income-contingent plans to transition to a different plan by July 2028, and will impose new restrictions on the availability of loan deferment and forbearance in July 2027. In March 2026, the Department of Education announced, in accordance with the terms of a court-approved settlement agreement, that federal loan servicers would begin issuing notices to borrowers enrolled in the Saving on a Valuable Education (“SAVE”) loan repayment plan in July 2026 instructing them to exit SAVE and enroll in a different repayment plan within 90 days.

The OBBB’s amendments to the Higher Education Act also include provisions that delay the implementation of certain of the Department of Education’s most recently promulgated loan discharge regulations by revoking the applicability of such regulations to any loans first originated before July 1, 2035. See “Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment” and “—Closed School Loan Discharge.”

Some Title IV programs award financial aid on the basis of financial need, generally defined as the difference between the cost of attending an educational institution and the amount the student and/or the student’s family, as the case may be, can reasonably be expected to contribute to that cost. The amount of financial aid awarded to a student each academic year is based on many factors, including, but not limited to, the student’s program of study, grade level, Title IV annual loan limits, prior aid received, and financial need. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the Department of Education to remain eligible. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—Further action by Congress to revise the laws governing federal student financial aid programs, including changes applicable only to proprietary educational institutions, could materially impact our enrollments, revenue, and costs of operation.”

In addition to Title IV programs, qualifying U.S. active military, veterans, and their family members are eligible for federal student aid from various U.S. Department of Defense (the “Department of Defense”) and U.S. Department of Veterans Affairs (the “Department of Veterans Affairs”) programs. We refer to the financial aid programs administered by these Departments as “military benefit” programs.

During fiscal year 2026, 88.6% of the University’s cash basis revenue for eligible tuition and fees was derived from the receipt of federal program funds, as calculated under the 90/10 Rule described in “—Regulatory Environment—Regulation of Student Financial

Aid Programs—90/10 Rule.” The majority of these federal program funds consist of Title IV funds, specifically, federal student loans and federal grants:

•
Student loans currently are the most significant component of Title IV program funds and are administered through the Federal Direct Loan Program, which includes the Direct Subsidized Loan Program, the Direct Unsubsidized Loan Program, and the Direct PLUS Loan Program. During fiscal year 2026, student loans (including Direct Subsidized, Direct Unsubsidized, and Direct PLUS loans) represented approximately 67% of the gross Title IV program funds received by the University.
•
Federal grants are awarded based on financial need and only to eligible undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, federal grants do not have to be repaid. During fiscal year 2026, federal grants represented approximately 33% of the gross Title IV program funds received by the University.

The remaining funding for tuition and other fees paid by our students primarily consists of military benefit programs, tuition assistance from employers, and personal funds.

Regulatory Environment

We are subject to extensive regulatory requirements imposed by a wide range of federal and state agencies, as well as by institutional and programmatic accreditors. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire, expand or open additional institutions or campuses, to revise or expand our educational programs, and to change our corporate structure and ownership. The approvals granted by agencies and accreditors permit us to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education. The most significant of these are the Title IV federal student aid programs administered by the Department of Education pursuant to the Higher Education Act. Generally, to participate in Title IV programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by the Department of Education, be certified as an eligible institution by the Department of Education, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. Executive actions, orders, and related regulatory changes implemented by the administration and its appointees could impact our industry.

In October 2025, the U.S. federal government experienced a shutdown due to a failure by Congress to timely enact funding bills needed for the new fiscal year. The shutdown modestly impacted military tuition assistance funding for some of our students. The federal government experienced additional partial shutdowns in fiscal year 2026, and additional shutdowns may occur in the future. Future shutdowns may have a pronounced and substantial effect on access to federal student aid for our students and for the University, including, but not limited to, military tuition assistance and other military benefits programs. Any future government shutdowns, and other suspensions, interruptions, delays, or cessations of governmental funding or changes to the U.S. federal government’s budget and budgetary priorities, especially if related to the Department of Education or appropriations for Title IV programs, could adversely affect the funding of federal programs providing financial assistance to our students, which could in turn adversely affect our business, financial condition and operating results.

In addition to governance by the Department of Education, the HLC, state agencies, and programmatic accreditors, there has been substantial focus during the past decade by members of the U.S. Congress and other federal agencies, including the Department of Education and its Office of Inspector General (“OIG”), the Consumer Financial Protection Bureau, and the Federal Trade Commission (“FTC”), as well as state attorneys general, on the role that proprietary educational institutions play in higher education. Congressional hearings, rulemaking initiatives, and other regulatory oversight activities have focused upon various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense, and Veterans Affairs to further regulate, limit or terminate the participation of proprietary educational institutions, including the University, in existing federal student aid and tuition assistance programs.

For more information about the risks associated with the regulatory environment in which we operate, see Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate.”

State Regulation

To operate and offer post-secondary programs, and to be certified to participate in Title IV programs, we must be authorized to operate by the appropriate post-secondary regulatory authority in each state where we have a physical presence. To offer distance education programs in any given jurisdiction, we also must have state authorization, whether individually or through a reciprocity agreement. Since 2014, the University has been an approved, participating institution in SARA, which enables it to enroll students in distance education programs in each SARA member state and jurisdiction. SARA is a voluntary agreement among 49 member states (all but California), the District of Columbia, Puerto Rico, and the U.S. Virgin Islands that establishes standards for interstate offering of post-secondary distance education. When states, districts, and U.S. territories join SARA, their participating degree-granting and accredited institutions are authorized to provide their approved distance education programs through reciprocity to students in other SARA member states. SARA only provides approval to offer exclusively distance education programs in other SARA member states, so institutions that have a “physical presence” in any particular jurisdiction are required to obtain individual authorization in that jurisdiction. The University operates its only physical campus in Phoenix, Arizona and is authorized by Arizona for both its Phoenix campus and as the home state for online authorization under SARA. The University is also registered as an out-of-state institution with the California BPPE to offer its distance education programs to California students.

Substantially all of the University’s enrolled students attend online through authorization under SARA and its policies, and pursuant to the rules, regulations, and complaint procedures of Arizona, or through direct authorization by California. Thus, whether through direct authorization from states, or through participation in the SARA compact, the University is authorized to offer its educational programs at its physical location and online and must maintain such authorization to continue to operate its business.

Under the Department of Education’s current state authorization rules, adopted in 2020, institutions offering post-secondary distance education to students located in states other than where the institution is located must meet the state requirements to offer distance education to residents of that state for Title IV eligibility. The rules also provide that a state reciprocity agreement, like SARA, is an acceptable means by which those states may grant that authority. The 2020 rules also expanded the required disclosures to current and prospective students regarding whether programs leading to professional licensure or certification meet their state’s licensing requirements. Further revisions to these rules require that institutions enrolling students in a distance education program to prepare for professional licensure must determine that the program satisfies the applicable educational requirements for professional licensure or certification in the state the student is located at the time of enrollment so that the student qualifies to take the state’s licensure or certification exam that is needed to practice or find employment in the occupation the program prepares the student to enter. Moreover, the 2024 revisions require institutions to provide a list of all states where the institution has determined that its program does and does not meet state requirements for a specific professional license or certification required for employment and to notify a student when they move to a new state while enrolled in a professional licensing program and provide an updated state disclosure about whether the University’s program is approved in that state and whether the student may continue in the program. In recent years, Department of Education regulations on state authorization of distance education and the use and structure of a state reciprocity agreement to meet such requirements remains an area of interest and potential regulatory change in the future.

In addition to being subject to ongoing changes to state authorization requirements in Title IV federal regulations, SARA has conducted an annual policy modification process that allows interested parties to submit proposals to modify, add, or remove policies within the SARA policy manual. Since its inception, several hundred proposals have been submitted that have resulted in changes, additions, or deletions of SARA policies that have been unanimously agreed to by the four Regional Education Compacts and passed by the NC-SARA Board. The approved policies have included changes to such things as notification requirements for adverse actions, the resolution of student complaints, the loss of state or institutional eligibility, and the provisional status process, among others. The University participated in recent annual SARA policy proposal processes and plans to continue doing so in the future. Policies that ultimately receive unanimous approval by the four Regional Education Compacts and are approved by the NC-SARA Board will apply to the University as a participating institution. Additionally, as SARA participation is voluntary, states may decide at any time to withdraw from the compact. No states have withdrawn from SARA since originally joining, but recently some states have expressed dissatisfaction with their inability to apply their own education specific laws to out-of-state institutions providing distance education. If any state were to leave SARA, the University would be required to obtain direct state authorization to continue serving and enrolling students from that jurisdiction, which is an uncertain process and could result in more onerous requirements.

California is not a member of the SARA compact, and the University is registered as an out-of-state institution with the California BPPE to offer its distance education programs to California students. Unless California decides to join SARA as a member state, the University must continue to maintain its individual state authorization through registration as an out-of-state institution. If California’s regulations or statutes were to change, the University would need to comply with those changes to continue its separate authorization to offer distance education to California students. In the 2026 legislative session, the California BPPE went through a statutory sunset reauthorization process. The sunset bill introduced and passed during the 2026 session made various procedural and substantive changes to the Bureau’s regulations including procedures involving the student tuition recovery fund that will apply to out-of-state registered schools.

The University will continue to be subject to changes in state authorization. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If we fail to maintain our state authorization, we would lose our ability to participate in Title IV programs.”

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

Accreditation

Accreditation is a private, non-governmental process for evaluating the quality of an educational institution and its programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. To be recognized by the Department of Education, an accrediting commission must adopt specific standards for its review of educational institutions, conduct peer-review evaluations of institutions, and publicly designate those institutions that meet its criteria. An accredited school is subject to periodic review by its accrediting commission to determine whether it continues to meet the performance, integrity, and quality required for accreditation.

We have been institutionally accredited by the HLC since 1978, most recently obtaining reaccreditation for the ten-year period through 2032-33. The HLC is an accrediting agency recognized by the Secretary of Education and accredits entire institutions of higher education. Institutional accreditation by a recognized accreditation agency is one of the prerequisites for an institution of higher education to be eligible to disburse Title IV aid to students. Institutional accreditation is widely accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure, and, in some states, as a component of authorization to operate as a degree-granting institution.

In addition to institutional accreditation, programmatic accreditation may be required for particular educational programs. Programmatic accreditors review specialized and professional programs in a range of fields and disciplines within an institution to assure the public that an academic program has undergone a rigorous review process and been found to meet high standards for educational quality. Such programs are required to meet the standards of their programmatic accreditor. We hold several programmatic accreditations, including for nursing, education, counseling, and social work, and we must periodically renew these accreditations by completing a comprehensive programmatic accreditation renewal process. Those programmatic and specialized accreditors could determine that future offerings or transactions constitute a substantive change requiring their further review and approval, and such processes would trigger additional accreditor and specialized state board or agency evaluation of our educational programs and of our compliance with the applicable standards and requirements of those agencies. See “—Accreditation and Jurisdictional Authorizations” for a listing of the institutional, programmatic, and specialized accreditations we hold. See also Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If an education regulatory agency that regulates us delays or denies approval of a transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.”

Regulation of Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. The substantial amount of federal funds disbursed to schools through Title IV programs, the large number of students and institutions participating in these programs, and allegations of fraud and abuse by certain for-profit educational institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit educational institutions. As a result, for-profit educational institutions, including ours, are subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

If we fail to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend, or terminate our participation in Title IV programs, delaying or denying a future application for Title IV recertification, imposing restrictions on our participation in Title IV programs, or referring the matter for civil or criminal prosecution.

See Item 1A, “Risk Factors—If the University fails to obtain recertification by the Department of Education when required, our participation in Title IV programs could be restricted or terminated, our students could lose their access to Title IV program funds, or we could be required to accept significant limitations as a condition of our continued participation in Title IV programs.” In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by regulatory agencies, but also by other government agencies and third parties, such as current or former students or employees and other members of the public. Further, operational or systems errors, potentially impacting student academic records, grades, academic standing, or related Title IV determinations, may be identified in the course of normal operations that could require corrective action, repayments, student remediation, and regulatory reporting and could result in program reviews, audits, or other inquiries or enforcement proceedings by our accreditors, state oversight agencies, the Department of Education, or other regulatory agencies, which could result in complaints, claims from students or other third parties, and result in reputational harm. See Item 1A, “Risk Factors—Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us.”

Significant aspects of the regulation of Title IV programs include the following:

Eligibility and Certification Procedures. The Higher Education Act specifies the manner in which the Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification, which is granted in a Program Participation Agreement (“PPA”) between the Department of Education and the institution. Such recertification generally is required at least every six years, but may be required earlier, including when an institution undergoes a change in control. In August 2025, the Department of Education renewed the University’s PPA and approved the recertification of the University’s continued participation in the Title IV programs through June 2031. Department of Education review may be triggered when an institution expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. Certification can be granted on a full or provisional basis, and, in instances where the Department of Education does not complete the review of an application for renewal by the stated date of expiration, certification may be continued on a month-to-month basis until the review is complete.

The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA and typically is required to obtain prior Department of Education approval to add an educational program or make any other significant change. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. In the case of month-to-month certification, the Department of Education may allow the institution’s certification to expire at the end of any month by denying recertification without advance notice, and without any formal procedure for review of such action. Students attending institutions that are provisionally certified or certified on a month-to-month basis remain eligible to receive Title IV program funds, so long as certification remains in place.

Federal regulations relating to certification and imposing additional requirements in PPAs may pose challenges to the University and increase the risk of regulatory noncompliance and a finding by the Department of Education that the University has not or cannot fully satisfy all required eligibility and certification standards. The most recent changes to these regulations, which became effective July 1, 2024, expand the grounds for placing an institution on provisional certification and identify new potential conditions on provisionally certified institutions. The regulations further added new requirements to an institution’s PPA including, among other things, restrictions on student transcript withholding and a prohibition on institutional policies and procedures that induce students to limit their amount of federal student aid. Regarding that prohibition, the OBBB’s amendments to the Higher Education Act granted institutions authority to set loan limits for programs of study below the statutory loan limits, so long as any such limit is applied consistently to all students enrolled in such program of study. See “—Recent Department of Education Rulemaking Initiatives.” The certification and PPA regulations also require that the PPA be signed by entities with direct or indirect ownership of the institution and the power to exercise control over the institution, and require such co-signatories to assume liability for financial losses to the federal government related to the institution’s administration of the Title IV programs. Under this rule, the entities required to become co-signatories include, but are not limited to, (i) entities with at least 50% control over an institution through direct or indirect ownership, by voting rights or by its right to appoint board members to an institution or any other entity, whether by itself or in combination with other entities or natural persons with which it is affiliated or related, or pursuant to a proxy or voting or similar agreement; (ii) entities with the power to block significant actions of an institution; (iii) entities that are the 100% direct or indirect interest holder of an institution; and (iv) certain entities that are required to submit financial statements to the Department of Education in connection with an institution. In January 2026, however, the Department of Education announced that in response to a lawsuit challenging the legality of the PPA signature requirement, it has agreed, going forward, not to enforce this owner-entity signature rule. While the rules may be revised and the scope and manner of their implementation or enforcement may vary or change, in the event that the University were unable to comply with the Department of Education’s regulations governing PPAs, this could have a material adverse effect on our business and the Department of Education could impose letter of credit requirements or take other adverse actions against the University up to and including termination of the University’s Title IV program participation.

Recent Department of Education Rulemaking Initiatives. In recent years, the Department of Education has engaged in negotiated rulemaking to develop regulations focused on various topics. After the Department of Education convenes a negotiated rulemaking committee, the negotiated rulemaking process typically culminates in the Department of Education publishing a Notice of Proposed Rulemaking (“NPRM”) followed by a public comment period, after which the Department of Education responds and publishes final regulations. During fiscal year 2026, the Department of Education issued final regulations relating to public service loan forgiveness, which were struck down in U.S. district courts in June 2026 in litigation that remains pending on appeal, and the Department of Education held OBBB-related negotiated rulemaking sessions. The first session, Reimagining and Improving Student Education (“RISE”), reached consensus in early November 2025 and final regulations were published in May 2026 on a package of federal student loan-related changes, including, among other things, amending annual and aggregate loan limits for graduate, professional, and parent loan borrowers, implementing two new student loan repayment plans for new borrowers, and codifying the authority granted in OBBB to institutions to set loan limits for programs of study below the statutory loan limits. The second committee, Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”), reached consensus at negotiated rulemaking sessions in December 2025 and January 2026 and final regulations arising from the AHEAD committee were published in May and July 2026 implementing changes pertaining to earnings-based outcome measures, institutional and programmatic accountability, the Pell Grant Program, and other changes to the Title IV programs. The July 2026 final regulations arising from the AHEAD negotiated rulemaking sessions implement the above-described earnings-based accountability framework and also include transparency measures referred to by the Department of Education as Student Tuition and Transparency Systems (“STATS”). Under STATS, the institutional reporting requirements in the prior financial value transparency framework were renamed, with modifications to certain reporting obligations in future years. The Department of Education also convened a negotiated rulemaking committee, Accreditation, Innovation, and Modernization (“AIM”) for sessions held in April and May 2026. The goals of the AIM committee included simplifying the accreditation recognition process, examining how accreditation contributes to higher education costs and credential inflation, safeguarding against undue influence from related private trade associations, eliminating standards or policies of discrimination, and refocusing quality assurance and improvement on data-driven student outcomes. The AIM committee reached consensus in May 2026, and the Department of Education published the NPRM with proposed regulations in August 2026. The Department of Education may initiate additional negotiated rulemaking proceedings. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—Recent action by Congress that resulted in revisions to the laws governing federal student financial aid programs, including the level of federal student aid funding available and the earnings-based accountability requirements that programs must meet to qualify for such funding, could materially impact our enrollment, revenue, and costs of operation.” See “—Borrower Defense to Repayment,” “—State Regulation” and “—New Earnings Accountability Framework and STATS Regulations” for additional information regarding recent rulemaking.

Borrower Defense to Repayment. Under the Higher Education Act, certain Department of Education regulations specify acts or omissions of a school that a student loan borrower may assert as a defense to repayment of a federal student loan (referred to as a BDR claim) and thereby seek to obtain a discharge and refund of such loan (the “BDR Rules”). The Department of Education has indicated that in certain circumstances it may assert such a claim on behalf of a student borrower. Additionally, the Department of Education may initiate a recoupment proceeding against a school to collect loan amounts that are discharged or refunded as the result of certain BDR claims. The BDR Rules have been significantly revised three times in recent years, and the iterations have faced various challenges and litigation. Currently, a complex framework of rules applies different loan relief and recoupment standards and procedures based upon the date that the loan in question was first disbursed. Further, the OBBB delayed the applicability of the most recent iteration of the BDR Rules, promulgated in 2022, and that iteration of the BDR Rules applies only to loans originated on or after July 1, 2035. In addition to this legislative delay of the BDR Rules promulgated in 2022, litigation challenging the legality of several aspects of the 2022 iteration and the Department’s borrower-defense-to-repayment authority remains pending. Following remand from the U.S. Court of Appeals for the Fifth Circuit, the plaintiffs filed an amended complaint in March 2026 that also challenges certain provisions of the BDR Rules promulgated in 2019, which were restored by the OBBB. The Department filed a motion to dismiss the amended complaint in May 2026, which remains pending. The ultimate outcome of the litigation and its effect on the Department of Education’s administration of borrower-defense claims remain uncertain.

In a different lawsuit, a California federal court approved a settlement between the Department of Education and a class of student loan borrowers, on November 16, 2022. Sweet v. Cardona, No. 4:19-cv-03674 (N.D. Cal.) (“Sweet”). Under the Sweet settlement, the Department of Education agreed to grant automatic loan discharge and refund relief on borrower defense applications pending as of June 22, 2022, that were filed with respect to about 150 institutions that were identified in a list attached to the settlement agreement (“Exhibit C”), which includes the University. The Department of Education also agreed to an expedited resolution process for borrower defense applications filed between June 22, and November 15, 2022, regardless of the date of disbursement of the underlying loans. In the course of the Sweet litigation, various court rulings have referenced the Department of Education’s assurances that it will not rely on the automatic discharges under the Sweet settlement as the basis upon which to recoup such discharged loans from institutions. The U.S. Supreme Court denied a request by one of the parties for an appeal and litigation related to the enforcement of the Sweet settlement remains pending.

Beginning in June 2020 and continuing until April 2024, the University received approximately 48,000 borrower defense applications from the Department of Education as part of the fact-finding process by which the Department of Education notifies institutions regarding BDR claims received from student borrowers and provides the institution an opportunity to respond. The University provided substantive, timely responses related to each such application and other requested evidence to the Department of Education. While the University believes it has both factual and procedural defenses to the claims made in the applications regardless of applicable BDR Rules, we cannot predict how the Department of Education will evaluate the evidence and adjudicate each claim. Additionally, approximately one-third of the applications received by the University through April 2024 were dated on or before June 22, 2022, which would subject the underlying loans associated with those BDR claims to automatic discharge under the terms of the Sweet settlement and potentially prevent such claims from serving as the basis of a recoupment action by the Department of Education against us. Nearly all of the remaining applications received by the University through April 2024 were dated between June 23, 2022 and November 15, 2022. The Sweet settlement provided that BDR claims filed between June 22, 2022 and November 15, 2022 would be adjudicated no later than January 28, 2026, subject to the “streamlined review” adjudication process formalized as part of the Sweet settlement, or would be automatically discharged. The Department of Education sought an extension of the January 28, 2026 deadline to adjudicate these “post-class” BDR claims that were filed between June 22 and November 15, 2022. The Department of Education obtained a limited further extension with respect to “post-class” BDR claims filed against non-Exhibit C schools, but on March 25, 2026, the U.S. Court of Appeals for the Ninth Circuit denied the Department of Education’s emergency motion for a stay of the January 28, 2026 deadline with respect to the post-class BDR claims filed against Exhibit C Schools. On July 17, 2026, the Ninth Circuit denied a second motion from the Department of Education for a stay of decision deadlines for post-class BDR claims. During litigation, the federal courts overseeing the Sweet settlement have referenced the Department of Education’s assurances that it will not rely on automatic discharges under the Sweet settlement as the basis upon which to recoup such discharged loans from institutions. Accordingly, the Department of Education may be unable to rely on any such automatic discharges as the basis of a recoupment action against us.

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million in federal student loans from borrowers who made claims relating to a 2012-2014 University ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for approximately $37 million in discharged loans, but the Department of Education has not yet commenced any such action. While these BDR claims that were discharged appear to also have been subject to automatic discharge under the terms of the Sweet settlement, and the settlement itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, the Department of Education may still attempt to seek recoupment of such discharged payments in the future.

In December 2025, the University began receiving additional borrower defense applications from the Department of Education. The University has submitted, or intends to submit, substantive responses to these applications. These applications are dated after November 15, 2022 and are not subject to the terms of the Sweet settlement. The University believes that it has both factual and procedural defenses to the claims made in these applications regardless of which iteration of the BDR Rules applies.

We believe there are a substantial number of additional pending BDR claims with respect to the University that have not yet been provided to the University by the Department of Education and of which the University has not been formally notified. We dedicate significant resources to navigating BDR claims under the multiple iterations of the BDR Rules and maintain reporting procedures to comply with the financial responsibility provisions related to BDR. See “—Standards of Financial Responsibility.”

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

Closed School Loan Discharge (“CSLD”). Under the Higher Education Act, the Department of Education discharges a borrower’s federal student loan liability and shall subsequently pursue any claim available to such borrower against the institution if a student is unable to complete the program in which such student is enrolled due to the closure of the institution. The regulations currently provide that a school’s closure is the date that the school ceases to provide educational instruction, and that a school includes the main campus or any location or branch of the main campus. For loans first disbursed before July 1, 2020 to qualify for a discharge, borrowers must submit an application for a CSLD stating, among other things, that the student did not complete his or her program of study because the school closed while the student was enrolled, or the student withdrew from the school not more than 120 days before the school closed, and that the student did not complete his or her program of study through a teach-out at another school. For loans first disbursed on or after July 1, 2020, the 120-day withdrawal “look-back” period is instead 180 days and the Department of Education may extend those look-back periods for “exceptional circumstances.” The current regulations also permit the Secretary of Education to provide a CSLD without an application from the borrower based on information in the Secretary’s possession, and with respect to schools that closed between November 1, 2013 and July 1, 2020, only if the borrower did not subsequently re-enroll in any Title IV-eligible institution within three years from the date of the school closure. The Department of Education may seek recoupment of the discharged amount from the responsible institution if a loan is discharged on these grounds.

As discussed above in “—Borrower Defense to Repayment,” the OBBB Act delayed the applicability of the most recent iteration of the BDR Rules and that iteration is also enjoined by court order. Those BDR Rules promulgated in 2022 included new CSLD regulations that are also enjoined by the court order (the “2023 CSLD Rules”). Accordingly, the Department is currently applying the CSLD regulations that were in effect on July 1, 2020, rather than the 2023 CSLD Rules, with respect to loans first originated before July 1, 2035. We are unable to predict how this pending litigation will be resolved, and whether or to what extent the Department may ultimately apply and enforce the 2023 CSLD Rules. Among other changes, the 2023 CSLD Rules expand upon the Department of Education’s authority to grant a loan discharge without a borrower application, extend the withdrawal “look-back” period to 180 days to loans first disbursed before July 1, 2020, provide for extension of that period based upon “exceptional circumstances,” and limit the applicability of the teach-out exception for CSLD eligibility.

Commencing in June 2021, the Department of Education conducted an off-site program review focused on possible liabilities for CSLDs related to the University’s closing of various locations. Following the Department of Education’s issuance of a final program review determination in September 2022 and a subsequent administrative appeal, an Administrative Law Judge ruled in December 2024 that the University owes liabilities for CSLDs for three student borrowers in the amount of approximately $44,000. The University has appealed this decision to the Secretary of Education, and the ultimate outcome of the proceedings is uncertain. Although this liability is de minimis, the outcome of the proceedings, together with the evolving regulations governing CSLDs, could have implications for student borrowers who attended the substantial number of our physical campuses and learning centers that have closed in recent years. In connection with those closures, we worked closely with regulatory oversight bodies and students to help ensure that each affected student had the opportunity to choose whether to complete their educational program at their location or to transition to online study. The University has not received data on the number of CSLDs that have been, or may be, approved by the Department of Education in regard to the University’s closed locations.

Standards of Financial Responsibility. To participate in Title IV programs, the Department of Education regulations specify that an eligible institution of higher education must satisfy specific measures of financial responsibility prescribed by the Department of Education or post a letter of credit in favor of the Department of Education and accept other conditions on its participation in Title IV programs. These financial responsibility tests are applied on an annual basis based on each institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. These tests may also be applied to an institution’s parent company or other related entity. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the Department of Education based on a weighted average of the following three annual ratios which assess the financial condition of the institution: (i) primary reserve ratio, which measures an institution’s financial viability and liquidity; (ii) equity ratio, which measures an institution’s capital resources and its ability to borrow; and (iii) net income ratio, which measures an institution’s profitability.

The Department of Education assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. It then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. An institution’s composite score must be at least 1.5 for it to be considered financially responsible and without need for further Department of Education oversight. If an institution’s composite score is less than 1.5 but is 1.0 or higher, it is still considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years under the Department of Education’s “zone” alternative. Under the zone alternative, the Department of Education may subject the institution to various operating or other requirements, which may include (i) being transferred from the “advance” method of payment of Title IV program funds to the heightened cash monitoring payment method under which the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds from the Department of Education for the amount of those disbursements, or (ii) being transferred to the more onerous reimbursement payment method under which an institution must submit to the Department of Education documentation demonstrating the eligibility for each Title IV disbursement and wait for the Department of Education’s approval before drawing down Title IV funds. Institutions placed on either the heightened cash monitoring payment method or the reimbursement payment method must pay Title IV credit balances to students and parents before requesting Title IV funds from the Department of Education and may not hold Title IV credit balances on behalf of students or parents, even if authorized by the student or parent to hold and apply these credit balances to future tuition payments. If an institution does not achieve a composite score of at least 1.0, it is subject to additional requirements in order to continue its participation in Title IV programs, which can include (i) submitting to the Department of Education a letter of credit in an amount equal to at least 10% or, at the Department of Education’s discretion, up to 50% of the Title IV funds received by the institution during its most recently completed fiscal year; (ii) being placed on provisional certification status, under which the institution must receive Department of Education approval before implementing new locations or educational programs; and (iii) complying with other restrictions, including reduced due process rights in subsequent proceedings before the Department of Education.

The Department of Education measures our financial responsibility on the basis of the Company’s consolidated audited financial statements. Our composite scores, which are calculated as of the end of our fiscal year, were 3.0 and 2.6 for fiscal years 2026 and 2025, respectively.

In addition, Department of Education financial responsibility regulations identify events that constitute a failure of an institution to demonstrate its ability to meet its financial obligations, including certain mandatory triggering events upon which an institution is deemed automatically to lack financial responsibility. An institution that suffers a triggering event and is thus determined by the Department of Education or otherwise deemed automatically to lack financial responsibility must (i) provide a letter of credit or other form of acceptable financial protection to the Department of Education, and (ii) accept other conditions on its Title IV eligibility. Under these regulations, the Department of Education requires an institution to provide financial protection, including a letter of credit, if applicable, in an amount of not less than 10% of the institution’s total Title IV funding in the prior year for each individual triggering event, such that multiple triggering events could subject an institution to substantial cumulative financial protection obligations. We did not have any triggering events during our fiscal year ended August 31, 2026.

Administrative Capability. The Higher Education Act directs the Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department of Education to determine that the institution lacks administrative capability and, therefore, subject the institution to fines, sanctions, and additional scrutiny, including the limitation or denial of eligibility for Title IV programs. These criteria impose requirements that, among other things, an institution administer the Title IV programs in accordance with all applicable federal student financial aid requirements, with adequate checks and balances in its system of internal controls over financial reporting, and with capable and sufficient personnel. The criteria further include, among other requirements, that the institution maintain certain records and reporting, reasonable standards for measuring satisfactory academic progress, systems for resolving certain financial aid discrepancies, and maintain adequate internal controls to prevent errors, fraud, or mismanagement of federal student aid funds, and that the institution refer credible information to the OIG indicating that a Title IV applicant may have engaged in fraud or other criminal misconduct in connection with his or her application. In recent guidance, the Department of Education has shared best practices for institutions to consider in establishing and maintaining systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. Other recent Department of Education guidance provides for the return of Title IV funds disbursed to students who are determined to be ineligible in certain circumstances, including in cases involving fraudulent activity, even if the institution had no actual knowledge of the student’s ineligibility at the time of disbursement. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—If our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, or Department of Veterans Affairs veterans’ education benefits programs, or have participation in these programs conditioned or limited, may face claims from third parties, may be required to repay Title IV and other federal program funds, or may face fines or other penalties.” Moreover, future legislation may increase regulatory oversight and consequences for institutions, like the University, that are the target of fraudulent activity, including identity theft cases and attempts to obtain federal student aid by means of fraudulent enrollments. Over the past year, multiple bills have been introduced aiming to prevent federal student aid fraud, including the No Aid for Ghost Students Act of 2026 passed by the U.S. House of Representatives in June 2026. This bill, if enacted into law, would, among other things, require the Department of Education to prioritize program reviews of certain institutions identified as having demonstrated a pattern of disbursing Title IV aid to students whose applications presented a reasonable suspicion of identity fraud.

In addition, other amendments by the Department of Education to the administrative capability regulations that became effective July 1, 2024 impose additional requirements, including revised and new criteria regarding an institution’s validation of high school diplomas, financial aid counseling, career services, provision of clinical or externship opportunities, disbursement of Title IV funds, offering of gainful employment programs, substantial misrepresentations, and aggressive and deceptive recruitment tactics or conduct. The recent amendments also provide the Department of Education with increased and explicit authority to make an adverse administrative capability finding based on a broader set of issues than it has used historically. The Department of Education’s final regulations implementing the accountability framework under the OBBB also introduced a related administrative capability rule requiring institutions to demonstrate that at least half of the institution’s recipients of Title IV funds and at least half of the institution’s total Title IV funds are not from what the new accountability framework regulations define as “low-earning outcome programs.” Those regulations require that if an institution fails this administrative capability requirement in two out of any three consecutive award years, the institution will be placed on provisional status and the institution’s low-earning outcome programs shall not qualify for any Title IV funds, and would therefore lose eligibility for Pell Grants and the other Title IV programs in addition to Direct Loans. See “—New Earnings Accountability Framework and STATS Regulations.”

90/10 Rule. The University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs for at least two fiscal years if, for any two consecutive fiscal years, it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs or other qualifying federal funding sources, including tuition assistance programs offered by the Department of Defense (military tuition assistance) and Department of Veterans Affairs (veterans education benefits). If an institution is determined to be ineligible, any disbursements of Title IV program funds made after the end of the second fiscal year in the measuring period must be repaid to the Department of Education. An institution that derives more than 90% of its cash basis revenue from Title IV programs or other qualifying federal funding sources for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions or requirements determined to be appropriate under the circumstances by the Department of Education. The institution would also be required to provide notices to existing students about the potential loss of Title IV funding. While the Department of Education has broad discretion to impose additional sanctions or requirements on such an institution, there is only limited precedent available to predict what those sanctions might be. For example, the Department of Education could impose conditions in the provisional certification, such as restrictions on the total amount of Title IV program funds that may be disbursed to students; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements such as interim financial reporting; or any other conditions deemed appropriate by the Department of Education. The University’s 90/10 Rule percentage was 88.6% for both fiscal years 2026 and 2025.

New Earnings Accountability Framework and STATS Regulations. Under the Higher Education Act, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” The Department of Education has issued multiple, complex versions of gainful employment regulations, which have been subject to litigation, delays, and varied regulatory interpretations regarding scope and application. Following the AHEAD negotiated rulemaking process, the Department of Education published final rules in July 2026 overhauling the prior gainful employment and financial value transparency regulations and implementing the OBBB’s new accountability and transparency framework applicable to all Title IV participating institutions.

The regulations rename the former gainful employment and financial value transparency regulations as Earnings Accountability and STATS, respectively. The new Earnings Accountability framework extends to all Title IV eligible undergraduate and graduate programs at public, nonprofit, and proprietary institutions, including undergraduate certificate programs, and eliminates the debt-to-earnings metric that was in place under the former gainful employment regulations. Instead, the Earnings Accountability regulations use a single earnings premium measure to determine whether a program is a “low-earning outcome program.” A program passes the earnings premium measure if the median annual earnings of the students in the fourth tax year following completion of the program equals or exceeds the applicable earnings premium threshold. If a program fails the earnings premium measure in two of three consecutive years, that program is designated as a low-earning outcome program and loses eligibility to participate in the Direct Loan program for no less than two years. The regulations also introduced a related administrative capability requirement that no more than half of an institution’s total Title IV funds come from low-earning outcome programs, and no more than half of an institution’s Title IV recipients are from low-earning outcome programs. The regulations further require that if an institution fails this administrative capability requirement in two out of any three consecutive award years, the institution will be placed on provisional status and the institution’s low-earning outcome programs shall not qualify for any Title IV funds, and would therefore lose eligibility for Pell Grants and the other Title IV programs in addition to Direct Loans.

The Department of Education has stated that it will first calculate the earnings premium measure in 2027 using earnings data measured during the 2025 tax year, applying the result of the first earnings premium test to the 2027-28 award year. Accordingly, a program may be designated as a low-earning outcome program beginning in the 2028-29 award year if it fails the earnings premium test in the first two years of its application.

As with the prior gainful employment regulations, our ability to satisfy the OBBB accountability metrics for certain programs may depend in part on factors outside of our control, including general economic conditions affecting our graduates and changes in labor markets. Programs that prepare students for service-oriented or public-interest professions may face heightened risk because those fields can produce lower earnings outcomes even when graduates are employed in the occupations for which they were educated. As a result, some programs may fail or be at risk of failing the applicable metrics despite strong educational quality, student demand, or alignment with workforce needs. Additionally, future enrollments could also be impacted by the Department of Education’s transparency rules to disclose low-earning outcome programs. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—Recent action by Congress that resulted in revisions to the laws governing federal student financial aid programs, including the level of federal student aid funding available and the earnings-based accountability requirements that programs must meet to qualify for such funding, could materially impact our enrollment, revenue, and costs of operation” and “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—Failure to comply with the new earnings-based accountability measures or any related reporting of low-earning programs could limit the programs we can offer students and the Title IV eligibility of the impacted programs, which could materially impact our enrollment, revenue, or costs of operation.”

Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30), and the default rate is the percentage of that cohort who default on their payment by the end of the second full year after such repayment start date. The cohort default rates are published by the Department of Education approximately 12 months after the end of the applicable measuring period. Thus, in September 2026, the Department of Education published the cohort default rates for the 2023 cohort. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts would meet these requirements.

Based on information published by the Department of Education, the University’s cohort default rate for fiscal year 2023 was 0.7% following a rate of zero for the prior two fiscal years, principally due to the Department of Education’s federal loan payment pause initiated following the COVID-19 pandemic. As part of the federal relief enacted regarding the COVID-19 pandemic, federal student loan payments were paused until September 1, 2023, causing our three-year cohort default rates and those of other proprietary post-secondary institutions to decline significantly beginning in 2020. The restarting of payment obligations following the multi-year COVID-19 interruption is expected to over time result in an increase in reported rates. Although our cohort default rates, even prior to the COVID-19 pause, have historically been significantly below the mandated levels, any increase in interest rates or declines in income or job losses for our students could contribute to higher default rates on student loans. While we anticipate that there will be substantial increases in cohort default rates among institutions generally and that our rates will also increase, we cannot predict the extent of any such increases in our cohort default rates or how our future rates will compare to our historical pre-pandemic levels and to the Department of Education’s student loan default rate thresholds. In addition, recent changes implemented by the OBBB to the loan repayment plans available to student borrowers could affect the ability of borrowers to repay their loans and potentially result in an increased number of borrower defaults, including among our graduates. See “—Financial Aid Programs.”

Restrictions on Incentive Compensation. As part of an institution’s PPA with the Department of Education and under the Higher Education Act and Title IV regulations, an institution participating in Title IV programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or the award of Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. The Department of Education issued rules on incentive compensation that took effect in 2011 and eliminated various safe harbors that had previously defined categories of compensation deemed permissible and thereby increased the uncertainty as to the scope of the incentive compensation restrictions and how the restrictions are and will be interpreted and applied. In February 2023, the Department of Education announced that it would begin gathering information and feedback with the intent to revise the incentive compensation rule. In July 2024, the Department of Education indicated that revised guidance, which could materially change the contours of the established incentive compensation rule and could therefore negatively impact our ability to comply with it, would be promulgated no sooner than the end of the 2024 calendar year. Such guidance has not been issued to date.

The incentive compensation ban also applies to certain vendors of the University who have been deemed a “third-party servicer” because the vendor’s activities and functions are intrinsically intertwined with the institution’s administration of Title IV programs. In February 2023, the Department of Education issued new revised guidance regarding the parameters of third-party servicers, which created significant confusion and appeared to increase the number of vendors who would subsequently be considered a third-party servicer. The Department of Education received more than 1,000 comments from institutions, and announced that the implementation of the February 2023 revised guidance would be delayed. In July 2024, the Department of Education announced its intent to conduct negotiated rulemaking regarding third-party servicers, which could result in significant changes to the established third-party servicer rules and could negatively impact the University’s ability to comply with them. The rulemaking plans remain uncertain.

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

Substantial Misrepresentation. The Higher Education Act prohibits an institution participating in Title IV programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, or graduate employability. The Department of Education defines “misrepresentation” to include any false, erroneous or misleading statement made by an institution or its representative. A statement is deemed “misleading” if it has the likelihood or tendency to mislead under the circumstances. Misrepresentations include statements that omit information in such a way as to make the statement false, erroneous, or misleading. A misrepresentation rises to the level of a “substantial misrepresentation” if, under the totality of circumstances, the misrepresentation could reasonably be relied upon to that person’s detriment. Following a December 2022 U.S. Government Accountability Office report recommending increased oversight of substantial misrepresentations by institutions, the Department of Education enhanced its enforcement efforts, including through secret shopping, solicitation of public complaints, and other oversight activities. In September 2024, the Department of Education issued an Enforcement Bulletin identifying conduct that could constitute substantial misrepresentation and reaffirming its intent to continue monitoring complaints and tips and holding institutions accountable. The Department of Education also issued guidance in January 2025 reminding institutions that they may be responsible for the consequences of any misrepresentation committed by external service providers.

Aggressive and Deceptive Recruitment Tactics. Institutions participating in Title IV programs are prohibited by regulation from engaging in activities that constitute aggressive and deceptive recruitment tactics or conduct. An eligible institution is deemed to have engaged in aggressive and deceptive recruitment tactics or conduct when the institution itself, one of its representatives, or any ineligible institution, organization, or person with whom the eligible institution has an agreement to provide educational programs, marketing, advertising, lead generation, recruiting, or admissions services engages in one or more of the prohibited practices. In the event an institution has engaged in aggressive and deceptive recruitment strategies, the Department of Education may revoke or terminate an institution’s PPA, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution, or limit, suspend, or terminate its eligibility to participate in Title IV programs.

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

Under the Department of Education’s regulations, an institution that undergoes a change in control loses its eligibility to participate in Title IV programs and must apply to the Department of Education to reestablish such eligibility. If an institution files the required application and follows other procedures, the Department of Education may temporarily certify the institution on a provisional basis following the change in control, so that the institution’s students retain continued access to Title IV program funds. In addition, the Department of Education may extend such temporary provisional certification if the institution timely files certain required materials, including the approval of the change in control by its state authorizing agency and accrediting agency and certain financial information pertaining to the financial condition of the institution or its parent corporation. We confirmed with the Department of Education in advance that the IPO would not constitute a change in ownership resulting in a change in control. Now that the University is owned by a publicly-traded corporation, the Department of Education identifies a change in ownership and control as occurring when (i) the corporation is required to file a Current Report on Form 8-K with the SEC disclosing a change in control, or (ii) a controlling shareholder of the corporation ceases to be a controlling shareholder. A controlling shareholder is defined in regulation as a shareholder who holds or controls through agreement both 25% or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other shareholder.

The Department of Education also requires that institutions periodically report changes in ownership, even when a change does not result in a change in control that would require approval by the Department of Education. Regulations require that changes of ownership representing at least 5% but under 25% ownership be reported on a quarterly basis, and within 10 days in the event the institution plans to undergo a change in ownership. The University’s failure to timely report required ownership information to the Department of Education could result in adverse action by the Department of Education or imposition of conditions or restrictions on the University’s participation in the Title IV programs.

The University is also required to report any material change in stock ownership to the HLC and must obtain approval prior to undergoing any transaction that affects, or may affect, within definitions adopted by the HLC, its corporate control or governance. The HLC informed the University that the IPO did not require prior review and approval by the HLC under the HLC’s policies governing changes of control, structure, or organization. However, future offerings or transactions may constitute a change in ownership or control of the University under the HLC standards and may therefore require approval of the HLC Board of Trustees, in which case the HLC may undertake an evaluation of the effect of the change on the continuing operations of the University for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. That approval may be granted without conditions, granted with conditions that could limit the University’s operations, or could be denied, which would effectively block those future offerings or transactions.

In addition, Arizona rules state that the Arizona State Board must approve certain changes of ownership or control, including, but not limited to, a publicly traded corporation whose control is vested in the voting members of the board of directors when at least 50% of the voting members of the board of directors change within a 12-month period, or when at least 50% of the assets of the publicly traded corporation are sold regardless of whether the sale is called an asset or securities purchase, a stock or share exchange, or something else. Additionally, a licensed institution must notify the Arizona State Board in writing within seven days of a change of interest or of the voting members of the board of more than 20% but less than 50%. An institution that undergoes a change of ownership or control must submit written notification within seven days of the effective date of the change and must submit a new license application including all required documentation that demonstrates the University meets the applicable statutory and licensure requirements of the Arizona State Board no later than 60 days after the date of the written notice. The application process requires the submission of substantial information and documentation, including with respect to our accreditation, corporate ownership, educational programs, financial responsibility, and other matters as may be deemed relevant to determining the University’s compliance with all licensing requirements, including, potentially, an inspection of the University’s place of business. The Arizona State Board’s approval requirements may be triggered by future offerings or transactions that constitute a change in ownership or control under their standards. If such a required Arizona State Board approval were delayed or the University’s application for reauthorization were denied approval, such consequences could have a material adverse effect on our business, financial condition and results of operations. Moreover, pursuant to SARA policy, a change in ownership or control for a SARA participating institution is determined by the institution’s home state. Accordingly, if the Arizona State Board were to determine that a subsequent offering or transaction constitutes a change of ownership or control requiring its approval, the University would be placed on provisional status under such additional oversight measures as its home state considers necessary for purposes of ensuring SARA requirements are met regarding program quality, financial stability, and consumer protection during the pendency of the change of control.

Compliance Reviews and Other Regulatory Investigations

We are subject to ongoing and continuous oversight actions by the Department of Education and other regulatory agencies, including, but not limited to, those conducted by our institutional accreditor, the HLC, other agencies that accredit programs that we offer, our state authorizing agencies, the FTC, and state attorneys general.

Department of Education Program Reviews. In conducting oversight of the administration of the federal student aid program by Title IV-participating institutions, the Department of Education relies on compliance reviews, including program reviews conducted by Department of Education staff, mandatory annual compliance audits by independent audit firms, and audits and investigations conducted by the OIG. The Department of Education conducted an off-site program review in 2021 focused on possible liabilities for closed school loan discharges related to the University’s closing of various locations and an Administrative Law Judge found that the University owes liabilities for CSLDs for three student borrowers totaling approximately $44,000. The liability determination from that review remains subject to an ongoing appeal proceeding before the Secretary of Education.

United States Department of Veterans Affairs Risk-Based Surveys. As part of its oversight of veteran education benefit programs, the Department of Veterans Affairs conducts risk-based surveys of eligible institutions through the various state approving agencies. During fiscal year 2025, the Arizona Department of Veterans’ Services (“AZDVS”) conducted a review of student files as well as financial information, graduation rates for veteran and non-veteran students, licensure pass rates and job placement rates (if applicable), marketing and advertising documents, and student complaints, including a site visit. The auditors expressed no concerns with the University’s marketing, financials, files, or complaints and the report noted “no findings.” Additionally, the University received notices on October 20 and October 21, 2026 that the AZDVS will conduct risk-based surveys of the University’s online and Arizona campuses (collectively, the “Survey”) based on complaints, increased tuition and fees, and cautionary flags pertaining to financial stability and 90/10 that will include the submission and review of requested documentation and a site visit reviewing student files, financial information, enrollment, recruiting, student outcomes, and other success measures. At this time, the University cannot predict the outcome of the Survey. The University is cooperating with AZDVS. If the Survey were to find that the University failed to comply with the requirements relating to veteran education benefit programs, the University’s ability to continue to provide veteran education benefits could be impacted.

Federal Trade Commission Investigation. In July 2015, the University received a Civil Investigative Demand (the “Demand”) from the FTC relating to an investigation to determine if certain unnamed persons, partnerships, corporations, or others have engaged or were engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing, or sale of secondary or post-secondary educational products or services or educational accreditation products or services. The Demand required the production of documents and information regarding a broad spectrum of the business and practices of the University for the time period from January 1, 2011.

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

Attorney General Investigations. In August 2015 and February 2016, the University received investigative subpoenas from the Office of the Attorney General of the State of California. The subpoenas required the production of documents and information regarding a broad spectrum of our business and practices as well as additional information relating to marketing and services to members and former members of the U.S. military and California National Guard, for the time period from July 1, 2010. We cooperated with the California Attorney General in these investigative proceedings. During fiscal year 2024, the University reached a mutually agreeable resolution with the Office of the Attorney General of the State of California to resolve this matter for $4.5 million, $1.0 million of which was donated to military relief organizations. This agreement also contains various injunctive provisions related to the University’s recruiting activities on military installations, the vast majority of which were already part of the University’s policies and practices. The agreement also contains recordkeeping and reporting obligations that last approximately three years after the settlement date.

The State of Massachusetts Office of the Attorney General issued a Civil Investigative Demand (the “CID”) on July 6, 2020 related to the University’s students in Massachusetts, including communications, disclosures, catalogs and advertising that these students may have seen during three “snapshot” time periods: October 1, 2016 to March 31, 2017, March 1, 2018 to August 31, 2018, and September 1, 2019 to February 29, 2020. This CID also requested copies of any complaints about the University from Massachusetts-based students during the time period from July 1, 2016. The University cooperated with the Massachusetts Attorney General’s office, and completed its production of responsive documents and information in December 2020. The University has not received any findings, decisions or additional inquiries from the Attorney General’s office since that time. As such, though the University has not received a formal notice of closure, this matter is presumed closed for all practical purposes.

Additionally, with respect to the borrower defense to repayment regulations, under the 2023 Rule (which the OBBB Act delayed applicability of and is also currently enjoined by court order), actions by a state attorney general could become the basis for a group discharge of student loans and subsequent recoupment of funds from the institution.

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

Other Information

Our website is located at www.phoenixeducationpartners.com. The University’s website is located at www.phoenix.edu. Information on our website is not incorporated by reference into this report. We make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other SEC filings, and any amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Further, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risk Factor Summary

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks:

•
we operate in a highly regulated industry with extensive regulatory requirements, and the failure to comply with applicable regulations or regulatory requirements, standards, or policies could subject us to significant monetary liabilities, Title IV repayment obligations, fines, and penalties, including loss of or limitations upon access to U.S. federal student loans, grants, and military program benefits for our students, and otherwise have a material adverse impact on our business;
•
the impact that recent amendments to the Higher Education Act by Congress may have on our business, including the recent amendments that will limit or reduce the amount of federal student aid funding and that condition the future eligibility of educational programs for federal student aid funding upon compliance with new metrics focused upon the earnings of our former students;
•
risks associated with the impact that further legislative, political, and regulatory changes could have on our business;
•
the impact that the loss of institutional accreditation, loss of, or failure to receive, certifications for participation in Title IV programs, or limitations imposed by the Department of Education or state regulatory authorities could have on our business;
•
we derived 88.6% of our cash basis revenue from Title IV and other designated federal education assistance funds in our most recent fiscal year, and if the University becomes ineligible to participate in Title IV programs, including due to the “90/10 Rule,” or participation is materially limited, our business may not be sustainable;
•
if our 90/10 Rule percentage is projected to exceed or exceeds 90% for a given fiscal year, we may be required to take measures to reduce the percentage of revenue that we derive from Title IV program funds, including by taking actions that reduce our revenue, increase our operating expenses, and/or increase our tuition, in each case perhaps significantly, or by making operational or programmatic changes, that could materially and adversely impact our business and financial condition;

•
“Borrower Defense to Repayment” regulations and “closed school loan discharge” regulations may subject us to significant repayment liability or other regulatory sanctions for discharged federal student loans with respect to the borrower defense applications the University has received from the Department of Education and with respect to additional pending claims in the Department of Education’s possession of which the University has not been formally notified, and may require us to be provisionally certified or post a letter of credit or other security, or result in the limitation or termination of eligibility of the University to participate in Title IV programs, any of which consequences could materially and adversely impact our business and financial condition;
•
if our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, or Department of Veterans Affairs veterans’ education benefits programs, or have participation in these programs conditioned or limited, may face claims from third parties, may be required to repay Title IV and other federal program funds, or may face fines or other penalties;
•
the potential impact on our business if we are unable to successfully compete against current and future competitors, including traditional public and private degree-granting institutionally accredited colleges and universities, other proprietary degree-granting institutionally accredited schools and other alternatives to higher education, each of whom may offer programs that are wholly online and geared towards the needs of working adults;
•
a decline in the overall growth of enrollment in post-secondary institutions, or in the number of students seeking degrees online, could lead to lower enrollment, which could negatively impact our future growth and require us to maintain or increase market share in existing markets;
•
our ability to develop and maintain favorable awareness of the University among, and enroll and retain, students as well as adapt to structural changes in the marketing landscape;
•
our Tuition Price Guarantee and Locked-In Pricing Guarantee programs limit our ability to raise additional revenue from current students through tuition (or, in the case of the Locked-In Pricing Guarantee, resource fee) increases, and any changes to the Tuition Price Guarantee or Locked-In Pricing Guarantee programs could harm our reputation, enrollment numbers, retention rates and overall business and financial performance;
•
if we are unable to maintain and develop B2B relationships with employers, our business may be impaired;
•
a cyberattack, data breach, or other security incident suffered by us, our third-party vendors, our accreditors, or our regulators, or a disruption or failure of our IT systems or software, has in the past, and could in the future, expose us to liability and could adversely affect our financial condition and operating results;
•
as a “controlled company” under NYSE rules and an “emerging growth company” under SEC rules, we rely on exemptions from certain corporate governance and disclosure requirements, and our stockholders will not have the same protections as stockholders of companies subject to such requirements, and the interests of our controlling stockholder may conflict with our interests and the interests of our other stockholders; and
•
we cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

Risks Related to the Highly Regulated Industry in Which We Operate

Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in significant monetary liabilities, fines, and penalties, including loss of or limitations upon access to U.S. federal student loans, grants, and military program benefits for our students.

Our operations are subject to extensive U.S. federal and state regulation applicable to providers of post-secondary education. The principal federal regulatory regime was established under the Higher Education Act and the regulations promulgated under the Higher Education Act by the Department of Education. Among other matters, these regulations govern the participation by the University in federal student financial aid programs under Title IV, which is the principal source of funding for students at the University. Most of our annual consolidated net revenue is derived from the receipt of Title IV program funds disbursed to our students. We must also comply with statutes and regulations that govern the University’s administration of our students’ use of veterans’ education benefits or Department of Defense tuition assistance programs. See Item 1, “Business—Regulatory Environment.”

To participate in Title IV programs, we must be authorized by the appropriate post-secondary agency or agencies in each state that we operate, be accredited by an accrediting commission recognized by the Department of Education, be certified by the Department of Education as an eligible institution and offer at least one eligible program of education. Our operations and programs may also be regulated by other state education agencies and additional specialized programmatic accrediting commissions. As a result of these requirements, we are subject to extensive regulation by the Department of Education, the HLC, our institutional accreditor, the post-secondary agencies of the states in which we operate, and specialized programmatic accrediting commissions. The applicable regulatory requirements cover nearly every phase of our operations, including educational program offerings, branch campus and classroom locations, instructional and administrative staff relations, administrative procedures, marketing and recruiting, compensation for certain employees, financial operations (e.g., minimum financial responsibility calculations), detection of fraudulent activity pertaining to student application and enrollment and financial aid, eligibility of students and educational programs for federal student aid, the substantiation of student credit hours, the amount of federal loans, grants, and other student aid that may be awarded and the timing of disbursement, payment of refunds to students who withdraw within allowable timeframes and the return to the Department of Education of federal student aid for such students, restricted cash maintenance, acquisitions or openings of new schools, student accessibility, and changes in our corporate structure and ownership.

The applicable statutes, regulations, standards, and policies of the various regulatory agencies and accreditors frequently change and often are subject to interpretative uncertainty, particularly as they historically have been developed to govern the operations of traditional, academic term-based schools, which are prevalent in our industry, rather than schools like the University that follow a non-term academic delivery model. Changes in, or new interpretations of, applicable statutes, regulations, standards, or policies could have a material adverse effect on our ability to participate in and receive funds provided by federal student aid programs, as well as our accreditation, authorization to operate, or grant degrees or other credentials in various states, the scope of our permissible activities, the costs of doing business, and our ability to implement changes in our academic or business model. We cannot predict how the statutes, regulations, standards, and policies administered by these agencies will be applied or interpreted in the future, or whether we will be able to comply with any future changes in these requirements.

If we violate or fail to satisfactorily comply with applicable statutes, regulations, standards, or policies, we may be subject to any of the following sanctions, among others, imposed by one or more of the relevant regulatory agencies or accreditors, including: (i) monetary fines or penalties; (ii) limitations on, or termination of, our operations, including, but not limited to, our ability to offer new programs, change the length of our existing programs, increase enrollment levels, or grant degrees, diplomas and certificates; (iii) restrictions on, or revocations of, our accreditations, licenses, or other operating authority, including by the HLC or a programmatic accreditor; (iv) limitations on, or suspensions or termination of, the eligibility of our institution or of our education programs to participate in Title IV programs, military benefit programs, veteran education benefit programs or state financial aid programs; (v) imposition by the Department of Education of heightened cash monitoring, which could cause delays in the disbursement of Title IV program funds, or transfer from the Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department of Education; (vi) repayments of funds received under Title IV programs or state financial aid programs, including as a result of BDR claims (as defined below) or confirmed identity theft; (vii) requirements to post a letter of credit with the Department of Education; (viii) imposition of provisional certification by the Department of Education, which may include growth restrictions that prevent us from adding to or changing our locations and programs absent express approval from the Department of Education; (ix) other civil or criminal penalties; and (x) other forms of censure.

Any of the sanctions described above could have a material adverse effect on our business, financial condition, and results of operations. In particular, if we become ineligible to participate in Title IV programs, or our participation is materially limited, our sources of revenue will become significantly more restricted and our business may not be sustainable. In addition to potential financial implications, we may not be able to conduct our operations and our program offerings may be significantly reduced. Furthermore, if we are accused of legal or regulatory violations, which has occurred in the past, our reputation could be damaged, which could have a negative impact on our stock price, our enrollment, or the willingness of third parties to conduct business with us. We cannot predict how these regulatory or accrediting requirements will be applied, or whether we will be able to comply with the applicable requirements in the future.

If the University fails to obtain recertification by the Department of Education when required, our participation in Title IV programs could be restricted or terminated, our students could lose their access to Title IV program funds, or we could be required to accept significant limitations as a condition of our continued participation in Title IV programs.

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education also reviews an institution’s eligibility and certification to participate in Title IV programs in the event the institution undergoes a change in ownership resulting in a “change of control,” as defined by Department of Education regulations. An institution that undergoes a change of control loses its eligibility to participate in Title IV programs and must apply to the Department of Education to reestablish such eligibility. The Department of Education may also review the scope of an institution’s eligibility and certification when it expands its activities in certain ways, such as the addition of certain types of new programs, or changes to the academic credentials that it offers. The Department of Education may withdraw the University’s certification if the Department of Education determines that it is not fulfilling material requirements for continued participation in Title IV programs. The Department of Education renewed the University’s Title IV PPA in August 2025 allowing the University to participate in Title IV programs under full certification through June 30, 2031. If the Department of Education withdraws the University’s certification to participate in Title IV programs, or in the future denies recertification, our students would no longer be able to receive Title IV program funds. Such a loss would have a material adverse effect on our business and results of operations.

In addition, federal regulations relating to certification and imposing additional requirements in PPAs may pose challenges to the University and increase the risk of regulatory noncompliance and a finding by the Department of Education that the University has not or cannot fully satisfy all required eligibility and certification standards. These regulations expand the grounds for placing an institution on provisional certification, identify new potential conditions on provisionally certified institutions, and add requirements to an institution’s PPA including, among other things, restrictions on student transcript withholding and a prohibition on institutional policies and procedures that induce students to limit their amount of federal student aid. For certification decisions to which these regulations are applicable, the regulations would have further required that (i) the PPA be signed by entities with direct or indirect ownership of the institution and the power to exercise control over the institution and (ii) such co-signatories assume liability for financial losses to the federal government related to the institution’s administration of Title IV programs, however, in January 2026 the Department of Education agreed not to enforce the owner-entity signature requirement in response to legal challenge. While the rules may be revised and the scope and manner of their implementation and enforcement may vary or change, in the event that the University were unable to comply with the Department of Education’s regulations governing PPAs, this could have a material adverse effect on our business and the Department of Education could impose letter of credit requirements or take other adverse actions against the University up to and including termination of the University’s Title IV program participation.

If the Department of Education finds that the University has not fully satisfied all required eligibility and certification standards, the Department of Education could take adverse actions against the University, up to and including termination of the Title IV program participation of the University or one or more of its educational programs. Similarly, the Department of Education could renew our certification in the future, but restrict or delay our students’ receipt of Title IV funds, limit the number of students to whom we could disburse such funds, require us to post a substantial letter of credit, or place other conditions or restrictions on us. Since we derived 88.6% of our cash basis revenue from Title IV and other designated federal education assistance funds in our most recent fiscal year, if the University becomes ineligible to participate in Title IV programs, or participation is materially limited, our sources of revenue will become significantly more restricted and our business may not be sustainable. We cannot predict the timing or outcome of the future recertification application process. See “—If an education regulatory agency that regulates us delays or denies approval of a transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.” We also cannot predict what terms and conditions may be imposed on the University as part of any recertification, or how such terms and conditions may affect the University’s ongoing participation in Title IV programs.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us.

In conducting oversight of the administration of the federal student aid program by Title IV-participating institutions, the Department of Education relies on compliance reviews, including program reviews conducted by Department of Education staff, mandatory annual compliance audits by independent audit firms, and audits and investigations conducted by the OIG. For example, in connection with a Department of Education program review, we have appealed an Administrative Law Judge ruling that the University owes liabilities for CSLDs for certain former students in the amount of approximately $44,000. See “—“Closed School Loan Discharge” regulations may subject us to significant repayment liability for certain student loans pursuant to Title IV programs, require us to be provisionally certified or to post a letter of credit or other security, or result in the limitation or termination of the University’s eligibility to participate in Title IV programs.” We could also be subject to program reviews, audits, or other oversight actions by the Department of Education, the OIG, or other oversight agencies with respect to alleged or actual noncompliance with the array of statutory and regulatory requirements applicable to Title IV-participating institutions. For example, we could be subject to program reviews or other compliance reviews resulting from efforts by unqualified third parties to apply to and enroll in our programs and obtain Title IV program funds, and from attempts by outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft. See “—If our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, or Department of Veterans Affairs veterans’ education benefits programs, or have participation in these programs conditioned or limited, may face claims from third parties, may be required to repay Title IV and other federal program funds, or may face fines or other penalties.” We have experienced in the past, and are likely to experience in the future, program reviews or audits in addition to the annual compliance audit process.

We are also subject to ongoing oversight actions by other regulatory agencies, including, but not limited to, those conducted by HLC, our institutional accreditor, other agencies that accredit programs that we offer, our state authorizing agencies, the FTC, the Department of Defense, the Department of Veterans Affairs, state agencies that approve programs for military program benefits, and state attorneys general. Actual or perceived non-compliance with ongoing or other obligations could prompt the FTC or a state attorney general to seek fines and penalties via an enforcement action against the University. The imposition of any such fines or penalties could have a material adverse effect on our business and operations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Federal Trade Commission Investigation” and “—Attorney General Investigations.”

In some circumstances of actual or alleged non-compliance, we may be subject to qui tam lawsuits under the Federal False Claims Act or similar state false claim statutes. In these actions, private plaintiffs seek to enforce remedies under the Federal False Claims Act on behalf of the federal government and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the federal government in the lawsuit, even if the Departments of Education and Justice do not agree with plaintiff’s theory of liability. We have been subject to, and settled, qui tam lawsuits in the past and while we cannot predict the size or frequency of similar claims that we may face in the future, any resulting liability may be material. The broad-based scrutiny and related investigations by state and federal regulators can also lead to follow-on consumer class actions filed by private attorneys on behalf of current and former students. Such actions often adopt similar theories of liability pursued by the regulators and seek additional relief under the premise that the student consumers were not made whole by the regulator’s settlement. In addition, investigations by and settlements with state and federal regulators can also lead to securities-related class actions that take a similar approach of adopting the regulators’ allegations and/or findings and seeking relief based on alleged losses to shareholders.

Claims and lawsuits brought against us, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect our stock price, adversely affect our student enrollments, and discourage third parties from doing business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could materially harm our business.

“Borrower Defense to Repayment” regulations may subject us to significant repayment liability for certain discharged federal student loans, require us to be provisionally certified or post a letter of credit or other security, or result in the limitation or termination of the University’s eligibility to participate in Title IV programs.

Under the Higher Education Act, the Department of Education’s regulations specify acts or omissions of a school that a student loan borrower may assert as a defense to repayment (“BDR” or “BDR claim”) of a federal student loan and thereby seek to obtain a discharge and refund of such loan. Additionally, the Department of Education may initiate a recoupment proceeding against a school to collect loan amounts that are discharged or refunded as the result of a BDR claim. The BDR Rules have been significantly revised in recent years resulting in a complex framework of rules applying up to four iterations of loan relief and recoupment standards and procedures based upon the date of loan disbursement. The OBBB Act delayed the applicability of the most recent iteration of the BDR Rules and that iteration has also been enjoined by court order. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment” for further discussion of the BDR Rules and relevant litigation, legal challenges, and recent amendments to the Higher Education Act regarding the BDR regulatory framework.

Between June 2020 and April 2024, the University received approximately 48,000 borrower defense applications from the Department of Education, which the University responded to and believes are subject to resolution under the Sweet class action settlement. Certain of these BDR claims could be subject to automatic discharge under the terms of the Sweet settlement, which could potentially prevent such claims from serving as the basis of a recoupment action by the Department of Education against us, while others were subject to automatic discharge if not adjudicated prior to the January 2026 deadline established in connection with that settlement. Further, the federal courts overseeing Sweet have referenced the Department of Education’s assurances that it will not rely on automatic discharges of BDR claims under the Sweet settlement as the basis upon which to recoup such discharged loans from institutions. Accordingly, while there remains significant uncertainty, any such automatic discharges would be potentially unable to serve as the basis of a recoupment action by the Department of Education against us. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment.”

Additionally, the Department of Education announced in September 2023 that it approved more than 1,200 BDR claims and discharged nearly $37 million in federal student loans from borrowers who made claims regarding a 2012-2014 University ad campaign. The Department of Education further indicated its intent to commence a recoupment effort against the University for the amounts of the discharged loans, but no such action has been commenced. While the BDR claims that were discharged appear to have also been subject to automatic discharge under the terms of the Sweet settlement, and the settlement itself could not serve as the basis of a recoupment action by the Department of Education under its stated position, the Department of Education may still attempt to seek recoupment of such discharged payments in the future, and we cannot predict the timing or scale of such recoupment efforts if pursued.

In December 2025, the University began receiving additional borrower defense applications from the Department of Education, which are dated after November 15, 2022 and therefore not part of the Sweet settlement. The University has submitted responses or intends to submit a response to these BDR Claims. While the University believes it has both factual and procedural defenses to the claims made in the applications, we cannot predict how the Department of Education will evaluate the evidence and adjudicate each claim. Furthermore, based on information available to the University, we believe there are a substantial number of additional pending BDR claims with respect to the University that have not yet been provided to the University by the Department of Education. If such claims are adjudicated and the Department of Education seeks recoupment from the University, such recoupment could have a material adverse impact on our business. Additionally, the BDR Rules require the University to dedicate significant resources to navigating the various iterations of the BDR regulatory standards and processes. The University also maintains reporting procedures to comply with the financial responsibility provisions related to BDR, under which the Department of Education may require the University to post a letter of credit or other financial protection in the event of certain triggering events. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment” and “Regulation of Student Financial Aid Programs—Standards of Financial Responsibility.”

The current BDR Rules and regulations could result in significant risks for our business and the application of the various BDR standards may be unclear or subject to interpretation in a manner that is adverse to us and unpredictable. If a significant amount of BDR claims are adjudicated by the Department of Education and the Department of Education seeks recoupment from the University for such claims, such recoupment could have a material adverse impact on our business. Furthermore, the potentially significant discretion vested in the Department of Education to administer the regulations, including whether to seek recoupment of discharged loan amounts or require letters of credit from institutions, and the subjective judgments regarding the triggers for debt relief may result in unexpected outcomes that materially and adversely affect our business and liquidity. In addition, how we respond to state or federal regulatory action or private lawsuits may be materially impacted because of the potentially significant consequences of an adverse judgment or finding in such matters on the subsequent adjudication of BDR claims. Further, individual BDR applications are submitted by student loan borrowers to the Department of Education, rather than to institutions directly, and the Department of Education has asserted that the BDR Rules provide for group claims without an underlying individual BDR application from a borrower in certain circumstances. It is unclear how many individual or group BDR claims have been approved, or denied by the Department of Education, or how many individual or group BDR claims will be asserted, approved or denied in the future. It is further unknown whether and to what extent the Department of Education may seek to recoup the amount of discharged or refunded loans or impose such liability against the University, whether our legal and factual defenses with respect to such BDR claims and recoupment proceedings or imposition of liability would succeed, or even which procedures will ultimately govern the BDR resolution process. Additionally, the University could receive negative coverage in the media regarding BDR claims that could impede the recruitment of students. While we cannot predict the outcome of any current, pending or potential future claims, they could have a material adverse effect on our business, financial performance, and operations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment.”

If our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, or Department of Veterans Affairs veterans’ education benefits programs, or have participation in these programs conditioned or limited, may face claims from third parties, may be required to repay Title IV and other federal program funds, or may face fines or other penalties.

Institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We have been the target of fraudulent and abusive activity, including efforts by unqualified third parties to apply to and enroll in our programs and obtain Title IV program funds. We believe that we face heightened risk as a predominantly online education provider from third parties attempting to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including because of identity theft. We, and other institutions like us, have experienced a measurable increase in these types of suspicious activities resulting in increases in fraudulent applications, and enrollments, including by persons receiving Title IV funds. Accordingly, we have enhanced our control environment to help ensure that only qualified students are able to enroll in our programs and receive Title IV program funds.

The Department of Education recently issued revised guidance regarding institutions’ responsibilities to prevent fraud and protect the integrity of the Title IV programs. Other recent Department of Education guidance provides for the return of Title IV program funds disbursed to students who are determined to be ineligible in certain circumstances, including in cases involving fraudulent students, even if the institution had no actual knowledge of the student’s ineligibility at the time of disbursement. If the systems and processes that our institution has established to detect and prevent fraud, or our administration of Title IV programs, military tuition assistance, or veterans’ education benefits are deemed inadequate or noncompliant in connection with preventing these activities, the Department of Education may find that our institution has failed to comply with Title IV requirements, including but not limited to the Department of Education’s administrative capability requirements. See “—If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept other limitations in order to continue participating in the Title IV programs, or lose our eligibility to participate in the Title IV programs.”

Moreover, a pending legislative proposal may increase regulatory oversight and consequences for institutions, like the University, that are the target of fraudulent activity, including identity theft cases and attempts to obtain federal student aid by means of fraudulent enrollments. This year, multiple bills have been introduced aiming to prevent federal student aid fraud, including the No Aid for Ghost Students Act of 2026, which, if enacted into law would require the Department of Education to prioritize program reviews of institutions identified as having demonstrated a pattern of disbursing Title IV aid to students whose applications presented a reasonable suspicion of identity fraud. Accordingly, any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could subject us to additional adverse consequences. Furthermore, accrediting agencies that evaluate institutions offering online programs require such institutions to have processes to establish that a student who registers for such a program is the same student who participates in and receives credit for such program. Our failure to meet the requirements of the Department of Education or our accreditors pertaining to the detection and prevention of fraudulent activity in student enrollment and financial aid could result in (i) audits, investigations, and adverse findings and recommendations by the OIG, (ii) program reviews or other oversight activities by the Department of Education, (iii) the assertion of liabilities by the Department of Education for the return of Title IV or other federal program funds disbursed to fraudulent students, (iv) accreditation oversight actions, (v) the loss of accreditation, which could result in the loss of our ability to participate in Title IV or other federal assistance programs, or (vi) enforcement actions or government initiated or private party litigation, including the assertion of findings or other penalties, against the University, each of which could have a material adverse effect on our business, financial condition, and results of operations.

“Closed School Loan Discharge” regulations may subject us to significant repayment liability for certain student loans pursuant to Title IV programs, require us to be provisionally certified or to post a letter of credit or other security, or result in the limitation or termination of the University’s eligibility to participate in Title IV programs.

The Higher Education Act and related Department of Education regulations provide that upon the closure of an institution participating in Title IV programs, including any campus location thereof, certain students who had attended that institution or location may be eligible to obtain a CSLD of their federal student loans if they withdraw from the closed school within a prescribed timeframe and do not complete their educational programs through transfer or teach-out with another post-secondary institution. If a loan is discharged on these grounds, the Department of Education may seek recoupment of the discharged amount from the responsible institution. Commencing in June 2021, the Department of Education conducted an off-site program review focused on possible liabilities for CSLDs related to the University’s closing of various locations. Following the Department of Education’s issuance of a final program review determination in September 2022 and a subsequent administrative appeal, an Administrative Law Judge ruled in December 2024 that the University owes liabilities for CSLDs for three student borrowers in the amount of approximately $44,000. The University has appealed this decision to the Secretary of Education, and the ultimate outcome of the proceedings is uncertain. Although this liability is de minimis, the outcome of the proceedings, together with the evolving regulations governing CSLDs, could have implications for student borrowers who attended the substantial number of our physical campuses and learning centers that have closed in recent years. In connection with those closures, we worked closely with regulatory oversight bodies and students to help ensure that each affected student had the opportunity to choose whether to complete their educational program at their location or to transition to online study. The University has not received data on the number of CSLDs that have been, or may be, approved by the Department of Education in regard to the University’s closed locations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Borrower Defense to Repayment,” “—Regulation of Student Financial Aid Programs—Closed School Loan Discharge” and “—Regulation of Student Financial Aid Programs—Branching and Classroom Locations.” We are not aware of any other CSLDs approved by the Department of Education for our closed locations. If, in the future, other CSLDs are approved and the number is substantial, the impact on the terms of our participation in Title IV programs or financial condition could be material and adverse.

Recent action by Congress that resulted in revisions to the laws governing federal student financial aid programs, including the level of federal student aid funding available and the earnings-based accountability requirements that programs must meet to qualify for such funding, could materially impact our enrollment, revenue, and costs of operation.

Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The most recent reauthorization of the Higher Education Act expired in September 2013, but Title IV student financial aid programs remain authorized and functioning. The Department of Education has recently promulgated regulations implementing the OBBB’s amendments to the Higher Education Act revising certain federal student aid program provisions, including provisions that limit or reduce the amount of federal student aid funding that may be available to some higher education students and that impose new accountability standards on institutions. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Recent Department of Education Rulemaking Initiatives.”

These amendments and implementing federal regulations also create new accountability standards conditioning the Federal Direct Loan Program eligibility of educational programs upon compliance with benchmarks that compare former students’ median earnings after completion to the median earnings of working adults with lesser credentials. Certain individual educational programs will lose Federal Direct Loan Program eligibility if, in two out of three consecutive years, the median earnings (as determined by the Department of Education) of the program’s student cohort who received Title IV funds and graduated four years prior falls below the median earnings of working adults aged 25 to 34 who are not enrolled in an institution of higher education and who have only a high school diploma (for undergraduate programs) or only a bachelor’s degree (for graduate and professional programs). See Item 1, “Business—Financial Aid Programs.”

During fiscal year 2026, the Department of Education held OBBB-related negotiated rulemaking sessions, including:

•
RISE, which reached consensus and final regulations were published on a package of federal student loan-related changes, including, among other things, amending annual and aggregate loan limits for graduate, professional, and parent loan borrowers, implementing two new student loan repayment plans for new borrowers, and codifying the authority granted in OBBB to institutions to set loan limits for programs of study below the statutory loan limits.
•
AHEAD, which reached consensus and final regulations were published implementing changes pertaining to earnings-based accountability measures, institutional and programmatic accountability, the Pell Grant Program, and other changes to the Title IV programs.
•
AIM, which reached consensus based on the following goals: (i) simplifying the accreditation recognition process, (ii) examining how accreditation contributes to higher education costs and credential inflation, (iii) safeguarding against undue influence from related private trade associations, (iv) eliminating standards or policies of discrimination, and (v) refocusing quality assurance and improvement on data-driven student outcomes. The Department published the NPRM with proposed regulations on August 20, 2026.

The impact of the recent amendments to the Higher Education Act and ongoing, pending, and future regulatory and policy changes resulting from those or future amendments, including with respect to the new earnings-based accountability requirements, cannot be predicted, and could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with the new earnings-based accountability measures or any related reporting of low-earning programs could limit the programs we can offer students and the Title IV eligibility of the impacted programs, which could materially impact our enrollment, revenue, or costs of operation.

The Department of Education effectuated new accountability standards and substantially revised the former gainful employment regulations to conform those rules to the new OBBB earnings-based measures, renaming the former gainful employment and financial value transparency regulations as Earnings Accountability and STATS, respectively. The new Earnings Accountability framework, which applies to all Title IV eligible undergraduate and graduate programs, including undergraduate certificate programs, at public, nonprofit, and proprietary institutions, condition the Federal Direct Loan Program eligibility of educational programs upon compliance with benchmarks that compare former students’ median earnings after completion to the median earnings of working adults with lesser credentials. The Earnings Accountability regulations use a single earnings premium measure to determine whether a program is a “low-earning outcome program,” eliminating the debt-to-earnings metric that was in place under the former gainful employment regulations. If a program fails the earnings premium measure in two of three consecutive years, that program is designated as a low-earning outcome program and loses eligibility to participate in the Direct Loan program for no less than two years.

The regulations also introduced a related administrative capability requirement that no more than half of an institution’s total Title IV funds come from low-earning outcome programs and no more than half of an institution’s Title IV recipients are from low-earning outcome programs and require that if an institution fails this administrative capability requirement in two out of any three consecutive award years, the institution will be placed on provisional status and the institution’s low-earning outcome programs shall not qualify for any Title IV funds, and would therefore lose eligibility for Pell Grants and the other Title IV programs in addition to Direct Loans.

Since the Earnings Accountability framework and STATS regulations were recently finalized, the Department of Education has stated that it will first calculate the earnings premium measure in 2027 using earnings data measured during the 2025 tax year, applying the result of the first earnings premium test to the 2027-28 award year. Accordingly, a program may be designated as a low-earning outcome program beginning in the 2028-29 award year if it fails the earnings premium test in the first two years of its application. As with the prior gainful employment regulations, our ability to satisfy the new earnings accountability framework and STATS regulations for certain of our programs is subject to some extent to factors outside of our control, including general economic conditions and changes in labor markets. Additionally, certain programs we offer that typically lead to lower-paying, service-oriented professions may be unable to satisfy the new earnings premium measure and would then need to be discontinued. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—New Earnings Accountability Framework and STATS Regulations.”

Even if we were able to correct any deficiency in the accountability measure in a timely manner so that the impacted program did not lose Title IV eligibility, potential disclosure requirements may adversely affect our reputation, which could materially impact our enrollments, revenue, and costs of operation. Each of these impacts could have a material adverse effect on our business, financial condition and results of operations.

These new regulations create uncertainty about the extent to which any particular educational programs offered by the University may fail to comply with the earnings-based accountability measures. Similarly, the new STATS regulations create uncertainty about the extent that the University’s required earnings outcomes disclosures may include low earnings outcomes for some of our educational programs. Any failure to comply with the new earnings-based accountability measures or any disclosures of low-earnings outcomes for any of our programs could limit the programs we can offer students and the Title IV eligibility of the impacted programs, which could materially impact our enrollments, revenue, or costs of operation, and in each instance could have a material adverse effect on our business, financial condition, and results of operations.

Further action by Congress to revise the laws governing federal student financial aid programs, including changes applicable only to proprietary educational institutions, could materially impact our enrollments, revenue, and costs of operation.

Congress continues to discuss Higher Education Act reauthorization; however, political and policy differences have prevented legislative progress and created opportunity for additional amendments to the Higher Education Act in the interim, which brings unpredictability to the timing and terms of an eventual full reauthorization. Since a significant majority of our revenue is derived from Title IV programs, any legislative changes to Title IV programs, whether in connection with reauthorization of the Higher Education Act or other amendments, including any changes impacting the funding level or eligibility of the University or its students to participate in Title IV programs or that require us to modify our practices in ways that could increase our administrative or operating costs, could have a material adverse effect on our enrollment, business, results of operations, and financial condition.

Shifts in higher education policy at the federal and state levels could materially impact our business or even render our current business impractical or unsustainable.

Shifts in higher education policy at the federal or state levels occur from time to time. Among other things, policy changes can increase the risk of new legislation and changes in, new interpretations of, and more aggressive enforcement of existing statutes, regulations, standards, or policies. Such shifts may also lead to the imposition of new terms and conditions of participation that could limit, perhaps materially, the eligibility of proprietary institutions, such as the University, to participate in Title IV student financial aid programs, as well as other aid programs that benefit our students. While some past proposals require congressional action, others could be taken via executive action. In addition, state governors, legislatures, and attorneys general could influence public policy initiatives, privacy and tax policy developments, investigative demands, and regulatory efforts against proprietary institutions. The passage of legislation, or executive or regulatory actions on higher education, at both the federal and state level, could have a material adverse effect on our business, financial condition, and results of operations, or even render our business impractical or unsustainable.

If we do not meet the Department of Education’s financial responsibility standards, we could be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or even lose our eligibility to participate in Title IV programs.

Department of Education regulations specify that we must satisfy specific measures of financial responsibility or post a letter of credit in favor of the Department of Education and accept other conditions to participate in Title IV programs. These financial responsibility tests, which may also be applied to a parent company or other related entity, are applied on an annual basis based on each institution’s audited financial statements, and may be applied at other times, such as if the institution undergoes a change in control. Certain operating restrictions may be placed on an institution that does not meet the financial responsibility standards, such as the “composite score” requirements, including being transferred from the advance payment method of receiving Title IV funds to either the reimbursement or the heightened cash monitoring system, which could result in a significant delay in the institution’s receipt of those funds. Each eligible institution must maintain a composite score, based on a weighted average of annual ratios that assess the financial condition of the institution, of at least 1.5 for the institution to be deemed financially responsible without the need for further Department of Education oversight. The Company’s composite scores for fiscal years 2026 and 2025 were 3.0 and 2.6, respectively. The financial responsibility requirements also include standards pertaining to the University’s audit reports, its timely return of Title IV program funds in respect of withdrawn students, and other criteria, including the content of its reports on compliance and internal controls and its standing with regulators and accreditors. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Standards of Financial Responsibility.”

Additionally, the Department of Education implemented financial responsibility regulations in July 2024 that revised the timing for submission of audit reports and identified events that constitute a failure of an institution to demonstrate its ability to meet its financial obligations, including certain mandatory triggering events upon which an institution is deemed automatically to lack financial responsibility. Mandatory triggering events include certain final monetary judgments or settlements in legal proceedings, certain borrower defense recoupment proceedings initiated by the Department of Education, receiving at least 50% of Title IV program funds in the prior year from programs that are failing the Department of Education’s earnings-based accountability metrics, certain actions by the SEC, certain creditor events, and failing to comply with certain other metrics related to the 90/10 Rule and an institution’s cohort default rates. Thus, if the University were to fail to meet the requirements of the 90/10 Rule for any fiscal year, such failure would be a mandatory trigger that would constitute an automatic failure of financial responsibility. Our 90/10 Rule percentage for fiscal year 2026 was 88.6%. The regulations also established discretionary triggering events, upon which the Department of Education may determine that the institution lacks financial responsibility, including, among other things, the occurrence of: specified defaults, delinquencies, creditor events, and judgments; significant fluctuations in volume of Title IV program funds from year to year; high annual dropout rates; the formation of a group process by the Department of Education with respect to recoupment of pending BDR claims; for an institution owned at least 50% by a publicly traded entity, a disclosure by the entity in a public filing that it is under investigation for possible violations of state, federal or foreign law; certain other state, federal, and accreditation regulatory actions; or any other event or condition that the Department of Education determines is likely to have a “significant adverse effect” on the financial condition of the institution. Thus, if the Department of Education pursued recoupment against us with respect to our pending BDR claims via a group process, it could use that as the basis for also declaring a discretionary triggering event and a determination that we lack financial responsibility. See “—”Borrower Defense to Repayment” regulations may subject us to significant repayment liability for certain discharged federal student loans, require us to be provisionally certified or post a letter of credit or other security, or result in the limitation or termination of the University’s eligibility to participate in Title IV programs.” An institution that suffers a triggering event and is thus determined by the Department of Education or otherwise deemed automatically to lack financial responsibility must (i) provide a letter of credit or other form of acceptable financial protection to the Department of Education and (ii) accept other conditions on its Title IV eligibility. Under these regulations, the Department of Education requires an institution to provide financial protection, including a letter of credit, if applicable, in an amount of not less than 10% of the institution’s total Title IV funding in the prior year for each individual triggering event, such that multiple triggering events could subject an institution to substantial cumulative financial protection obligations.

If, in the future, we fail to satisfy the Department of Education’s financial responsibility standards, including due to the existence of mandatory or discretionary triggering events, our access to Title IV program funding could be limited or even lost completely and we could be required to post a letter of credit in favor of the Department of Education, and/or accept provisional certification or other operating restrictions on our participation in Title IV programs, any of which could have a material adverse effect on our enrollments, financial condition, cash flows, or results of operations. Additionally, the University’s ability to offer distance education programs could be impacted if our composite score falls below 1.5, as that would affect our ability to participate in SARA. See “—If we fail to maintain our state authorization, we would lose our ability to participate in Title IV programs.”

If we do not comply with the Department of Education’s administrative capability standards, we could suffer financial penalties, be required to accept certain limitations to continue participating in Title IV programs, or even lose Title IV eligibility.

Department of Education regulations specify extensive criteria that an institution must satisfy to establish its administrative capability to participate in Title IV programs, including, among other things, that an institution complies with applicable federal student financial aid requirements, has an adequate system of internal controls over financial reporting, and has capable and sufficient personnel. See “—If our institution fails to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institution may lose the ability to participate in Title IV programs, Department of Defense military tuition assistance programs, or Department of Veterans Affairs veterans’ education benefits programs, or have participation in these programs conditioned or limited, may face claims from third parties, may be required to repay Title IV and other federal program funds, or may face fines or other penalties” and “—Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us.” Additionally, among other requirements, an institution must maintain certain records and reporting, reasonable standards for measuring satisfactory academic progress, and systems for resolving certain financial aid discrepancies. Amendments to the administrative capability regulations became effective in July 2024 that impose additional requirements, including revised and new criteria regarding an institution’s validation of high school diplomas, financial aid counseling, career services, provision of clinical or externship opportunities, disbursement of Title IV funds, offering of gainful employment programs, substantial misrepresentations, and aggressive and deceptive recruitment tactics or conduct. These amendments also provide the Department of Education with increased and explicit authority to make an adverse administrative capability finding based on a broader set of issues than it has used historically. In addition, the Department of Education’s final regulations implementing the accountability framework under the OBBB also introduced a related administrative capability requirement that no more than half of an institution’s total Title IV funds come from low-earning outcome programs and no more than half of an institution’s Title IV recipients are from low-earning outcome programs. Those regulations require that if an institution fails this administrative capability requirement in two out of any three consecutive award years, the institution will be placed on provisional status and the institution’s low-earning outcome programs shall not qualify for any Title IV funds. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Administrative Capability.” If we fail to satisfy any of these criteria, the Department of Education may determine that we lack administrative capability and, therefore, subject us to fines, sanctions, and additional scrutiny, including the limitation, denial, or termination of eligibility for Title IV programs, which could significantly reduce enrollments and revenue, and materially and adversely affect our business and financial condition.

We may lose Title IV program eligibility if the percentage of our revenue derived from federal funding sources is too high.

The University, and all other proprietary higher education institutions, is subject to the 90/10 Rule under the Higher Education Act, under which we will be ineligible to participate in Title IV programs for at least two fiscal years if, for any two consecutive fiscal years, we derive more than 90% of our cash basis revenue, as defined in the rule, from Title IV programs or other qualifying federal funding sources, including tuition assistance programs offered by the Department of Defense (military tuition assistance) and Department of Veterans Affairs (veterans education benefits). If we derive more than 90% of our cash basis revenue from Title IV programs or other qualifying federal funding sources for any single fiscal year, we would be automatically placed on provisional certification for two fiscal years, would be subject to possible additional sanctions or requirements determined to be appropriate under the circumstances by the Department of Education, and would also be required to provide notice to existing students about the potential loss of Title IV funding. If we lose eligibility, disbursements of Title IV program funds made after the end of our second fiscal year in the measuring period must be repaid to the Department of Education, and while the Department of Education has broad discretion to impose additional sanctions or requirements, there is limited precedent available for us to predict what those sanctions could include. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—90/10 Rule.”

For fiscal years 2026 and 2025, our 90/10 Rule percentage was 88.6%. If our 90/10 Rule percentage is projected to exceed or exceeds 90% for a certain fiscal year, we may be required to take measures to reduce the percentage of revenue that we derive from Title IV program funds or other qualifying federal funds we receive, including actions that reduce our revenue, increase our operating expenses, and/or increase our tuition in order to capture more revenue from sources other than Title IV programs and other qualifying federal funds (thus rendering us less competitive), in each case perhaps significantly. In addition, we may be required to make operational or programmatic changes in the future to remain in compliance with the 90/10 Rule, and such changes may materially and adversely impact our business and financial condition. Furthermore, these changes could make it more difficult to comply with other regulatory requirements, including the financial responsibility rules and regulations. As a result, failure to comply with the 90/10 Rule could have a material adverse effect on our enrollment, revenue, business, financial condition, and results of operations.

Additionally, some state legislatures have proposed legislation to prohibit institutions, such as the University, from enrolling residents based on funding thresholds more restrictive than the federal 90/10 Rule. If such proposals were enacted and we were to fail to comply, we could face monetary fines, penalties, limitations on offering programs, or the loss of operating or degree granting authority in states where the University maintains physical operations or, potentially, where our distance education students reside, particularly to the extent that the SARA requirements would be amended to allow such individual state requirements. We expect that certain states that have a particular focus on the higher education industry will continue to pose significant risks in this area.

If we fail to maintain our institutional accreditation, or our institutional accrediting body loses recognition by the Department of Education, we will lose our ability to participate in Title IV programs.

We must be accredited by an accrediting commission recognized by the Department of Education to participate in Title IV programs. The HLC has institutionally accredited the University since 1978 and reaffirmed the accreditation in January 2023 through 2032-33. To remain accredited, we must continuously meet accreditation standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. If we fail to satisfy any of the HLC’s standards, we could be subject to additional oversight and reporting requirements, accreditation proceedings (e.g., show-cause directive), action to defer or deny an application for a new grant of accreditation, action to suspend our accreditation or program approval, or other negative actions. Future inquiries or actions by state or federal agencies could negatively impact our accreditation status. If our institutions or programs are subject to accreditation actions or are placed on probationary or other negative accreditation status, we may experience adverse publicity, impaired ability to attract and retain students, and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of accreditation by the HLC would cause us to lose our eligibility to participate in Title IV programs, cause a significant decline in our total student enrollments, and have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulatory Environment” and “Business—Regulatory Environment—Accreditation.”

If the HLC were to lose recognition by the Department of Education for any reason, we would lose eligibility to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC’s recognition was restored, or we attained accreditation from another accreditor recognized by the Department of Education. If we fail to timely obtain replacement institutional accreditation within the required timeframe, we would lose eligibility to participate in Title IV programs, which would have a material and adverse effect on our business, financial condition, and results of operations.

If we fail to satisfy the various accreditation standards of our programmatic accreditors or state licensure and certification requirements applicable to our professional licensing programs, we could face restrictions on, or the loss of accreditation for or the ability to offer, certain programs.

Since we offer various professional licensing programs in nursing, education, counseling, and social work that are accredited by specialized accrediting agencies, we are subject to the oversight of these programmatic accreditors and must satisfactorily prove that our programs, or any new programs we want to offer, meet the standards of accreditation for that profession. We are also required to participate in ongoing accreditation reviews and be responsive to any accreditation standards concerns. Additionally, and in accordance with state and federal requirements, our professional licensing programs must meet specific state requirements for licensure and certification in any state where the program is offered and, to that end, we must maintain and continually monitor the licensing and certification requirements in every state where we offer professional licensing programs and must meet student notification requirements in the event a student moves to a different state or a program fails to meet state licensing requirements. If we fail to satisfy the standards of any of those specialized accrediting commissions or state agencies, we could lose the specialized accreditation or the state approval for the affected programs, which could prevent our students from seeking and obtaining licensure or employment, result in materially reduced student enrollments in those programs, and have a material adverse effect on our business, financial condition, and results of operations. See “—If an education regulatory agency that regulates us delays or denies approval of a transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.” In addition, if we are denied accreditation for a new program, we must report the denial to the HLC and potentially other regulators, which could result in regulatory consequences, reputational damage, and materially impact our enrollment, business, and financial condition. See Item 1, “Business—Accreditation and Jurisdictional Authorizations.”

If we fail to maintain our state authorization, we would lose our ability to participate in Title IV programs.

To offer post-secondary programs and be certified to participate in Title IV programs, we must be authorized to operate by the appropriate post-secondary regulatory authority in each state where we have a physical presence. We are domiciled in Arizona and are authorized to operate there by the Arizona State Board for Private Postsecondary Education. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. If we fail to satisfy any of these standards, we could lose our state authorization, which would also cause the loss of our eligibility to participate in Title IV programs and have a material adverse effect on our business, financial condition, and results of operations.

Since substantially all our students attend our programs online, to participate in the Title IV programs, we must be authorized to offer our distance education programs in any jurisdiction where we enroll students in online programs. For all states other than California, we accomplish this as a participating member in SARA, which authorizes us to offer approved distance education programs to residents of other member states under the structure and oversight of SARA. SARA is recognized by the Department of Education as a method of state authorization for distance education programs. We are also registered as an out-of-state institution with the California BPPE to offer distance education programs to California students. Whether through direct authorization from states, or through participation in the SARA compact, we are authorized to offer approved educational programs at our only physical location and online and must continue to maintain such authorization to effectively operate our business.

If we fail to maintain authorized status in our home state, Arizona, or otherwise fail to comply with the requirements to participate in SARA or state regulatory requirements to provide distance education in a non-SARA state, we could lose our ability to participate in SARA or may be subject to the loss of state licensure in Arizona or authorization to provide distance education in such non-SARA state, which could have a material adverse effect on our business, financial condition, or results of operations. Pursuant to SARA policy, a change in ownership or control for a SARA participating institution is determined by the institution’s home state, so if the Arizona State Board were to determine that an offering or transaction constitutes a change of ownership or control, we would be required to complete reauthorizations for approval both in Arizona and under SARA. During the pendency of any such change of control process with Arizona, we would be placed on provisional status with SARA and would be required to meet any conditions or requirements deemed appropriate by Arizona. See “—If an education regulatory agency that regulates us delays or denies approval of a transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.” Participation in SARA requires that we comply with the Department of Education’s financial responsibility rules, among numerous other requirements. Furthermore, the Department of Education has recently proposed regulations that would allow individual states to impose their own new and diverse requirements (in conjunction with the ongoing application of SARA policies) on institutions offering programs in such individual states. See Item 1, “Business—Regulatory Environment—State Regulation.” While these regulations have not yet been adopted, if the Department of Education regulations that recognize reciprocity agreements for state authorization purposes were modified in a way that reduces or eliminates the regulatory and operational efficiency under the current SARA process, our business, financial condition, or results of operations could be materially impacted. Furthermore, we cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s policies may be modified, interpreted, and enforced, our ability to comply with SARA’s requirements and retain eligibility, or the impact that failure to meet the SARA requirements may have on our business.

If our graduates are unable to obtain professional licenses or certifications required for employment in their chosen fields of study, our reputation may suffer and we may face declining enrollments and revenue or be subject to student litigation.

Certain of our students require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields and their success depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the relevant state government or regulatory authorities, whether the student’s program meets professional licensure requirements, and whether the program is accredited in accordance with state requirements. If state professional licensing authorities refuse to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively affected and we could also be exposed to litigation resulting in potential legal or other expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We may lose our eligibility to participate in Title IV programs if our student loan default rates are too high.

To remain eligible to participate in Title IV programs, our student loan cohort default rates must remain below specified levels, where each cohort includes the students first entering student loan repayment during a federal fiscal year (ending September 30) and the default rate is the percentage of that cohort defaulting on payments by the end of the second full year after such repayment start date. Cohort default rates are published by the Department of Education about a year after the end of the applicable measuring period, so cohort default rates for the 2023 cohort were published in September 2026. We would lose eligibility to participate in Title IV programs if our cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years, and if our cohort default rate equals or exceeds 30% for any given year, we must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Student Loan Cohort Default Rates.” Based on information published by the Department of Education, the University’s cohort default rate for fiscal year 2023 was 0.7% following a rate of zero for the prior two fiscal years, principally due to the Department’s federal loan payment pause initiated following the COVID-19 pandemic. The restarting of payment obligations following the multi-year COVID-19 interruption is expected to over time result in an increase in reported rates. While our cohort default rates, even prior to the COVID-19 pause, have historically been significantly below the mandated levels, any increase in interest rates or declines in income or job losses for our students could result in higher cohort default rates. While we anticipate that there will be substantial increases in cohort default rates among institutions generally and that our rates will also continue to increase, we cannot predict the extent of any such increases in our cohort default rates or how our future rates will compare to our historical pre-pandemic levels and to the Department of Education’s student loan default rate thresholds. Exceeding the student loan default rate thresholds and losing our eligibility to participate in Title IV programs would have a material adverse effect on our enrollment, business, financial condition, and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions, or other factors that negatively impact our default rates could threaten our Title IV program eligibility and have a material adverse effect on our business, financial condition, and results of operations. In addition, default rates for our former students could be negatively impacted by potentially enacted restrictions on the permitted types of default prevention assistance.

Failure to comply with the Department of Education’s incentive compensation rule could subject us to sanctions and other liabilities.

Our PPA with the Department of Education, the Higher Education Act, and Title IV regulations prohibit the payment of incentive compensation to certain employees. This broad prohibition, which also extends to any third-party companies that we contract with for student recruitment, admissions, or financial aid awarding services, prohibits us from offering or providing any bonus or incentive-based compensation based on the successful recruitment, admission, or enrollment of students or the award of Title IV financial aid to any of our employees involved with or responsible for such activities. The lack of interpretive guidance regarding the rule, however, has caused uncertainty about what constitutes incentive compensation and which employees are covered by the regulation and has made the development of effective and compliant performance metrics for certain categories of employees or service providers more difficult to establish. If we pay a bonus, commission, or other incentive payment in violation of these rules or if the Department of Education or other third parties interpret our compensation practices as noncompliant, we could be subject to sanctions, litigation, or other liability, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Restrictions on Incentive Compensation.”

Failure to comply with the Department of Education’s misrepresentation rules or its rules prohibiting aggressive and deceptive recruitment tactics could subject us to sanctions and other liabilities.

The Higher Education Act prohibits us and other institutions that participate in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational programs, its financial charges, or the employability of its graduates. In recent years, the Department of Education has increased its efforts to hold institutions accountable for substantial misrepresentations. In addition, Department of Education regulations prohibit us and other institutions that participate in Title IV programs, any representatives thereof, or certain ineligible institutions, organizations, or persons with whom the eligible institution has an agreement to provide certain educational programs or services from engaging in activities that constitute aggressive and deceptive recruitment tactics or conduct. If the Department of Education were to interpret statements made by us or on our behalf to be in violation of these misrepresentation or aggressive and deceptive recruitment rules, it could terminate, limit, or suspend our participation in Title IV programs, deny our applications to add new programs or locations, or initiate other proceedings or sanctions, any of which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Substantial Misrepresentation” and “—Aggressive and Deceptive Recruitment Tactics.”

If an education regulatory agency that regulates us delays or denies approval of a transaction involving us that constitutes a “change in control,” our ability to operate or participate in Title IV programs may be materially impaired.

If we engage in a transaction that involves a change in control of the Company or the University, as such term is defined under the differing standards of the Department of Education, the HLC, or any other applicable state education agency or accrediting commission, we must notify or seek the approval of each such agency. Transactions or events that typically constitute a change in control, some of which may be beyond our control, include significant acquisitions or dispositions of the voting stock and/or assets of an institution or its parent company or significant changes in the corporate form, governance structure, or composition of the board of directors of an institution or its parent company. Failure, or any delay, in obtaining approval of any change in control from the Department of Education, the HLC, or any applicable state education agency or accrediting commission, including with respect to a future offering of our common stock, could impair our ability to operate or participate in Title IV programs, which could have a material adverse effect on our business, financial condition, and results of operations. Further, failure, or any delay in obtaining approval of any change in control from a state education agency or accrediting commission or any specialized accrediting commission could require us to suspend our impacted activities or the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could impact the liquidity or market price of our stock.

Under the Department of Education’s regulations, an institution that undergoes a change in control loses its eligibility to participate in Title IV programs and must apply to the Department of Education to reestablish such eligibility. If the Department were to determine that future offerings or transactions constitute a change in control under their standards for an institution owned by a publicly-traded company, we would be subject to a recertification approval requirement that would include extensive documentary submission requirements, reviews by the Department of Education of our financial and administrative capability, and extensive prior review and approval procedures by the HLC. The Department of Education may continue an institution’s participation in Title IV programs on an interim provisional basis pending completion of the change in control approval process provided that the Department of Education’s application and submission requirements have been timely met. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Change in Ownership or Control.”

While the HLC confirmed that the IPO did not require prior review and approval by the HLC, future offerings or transactions may constitute a change in ownership or control of the University under the HLC standards and may therefore require approval of the HLC Board of Trustees, in which case the HLC may undertake an evaluation of the effect of the change on the continuing operations of the University for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. Approval requested from the HLC may be granted by the HLC without conditions, with conditions that could limit our operations, or could be denied, which would effectively block the offering.

In addition, we must notify or receive approval from the Arizona State Board for certain changes of ownership or control. We must submit written notification within seven days of the effective date of a change of control and, for certain transactions, must submit a license application within 60 days after the date of written notice demonstrating that the University meets the applicable statutory and licensure requirements of the Arizona State Board, including the submission of information and documentation with respect to our accreditation, corporate ownership, educational programs, financial responsibility, and other matters as may be deemed relevant to determining the University’s compliance with all licensing requirements, as well as potentially an inspection of the University’s place of business. A required Arizona State Board approval that is delayed or denied could have a material adverse effect on our business, financial condition, or results of operations. Moreover, a change of ownership or control for a SARA participating institution is determined by the institution’s home state. Accordingly, if the Arizona State Board were to determine that a subsequent offering or transaction constitutes a change of ownership or control requiring its approval, the University would be placed on provisional status under such additional oversight measures considered necessary to ensure SARA requirements are met regarding program quality, financial stability, and consumer protection during the pendency of the change of control. If we fail to meet requirements set by the Arizona State Board, SARA, or other state regulatory requirements, including the Department of Education’s state authorization requirements, or to complete the change of control procedures and subsequent reauthorizations with Arizona and SARA, we could lose Arizona and SARA authorization and no longer be able to enroll distance education students unless and until we are reauthorized in Arizona and SARA or obtain individual authorizations in each state. This could have a material adverse effect on our ability to compete in the distance education market and our enrollment, financial condition, and results of operations. We would also become vulnerable to additional challenges in obtaining authorization in individual states.

Since California is not a member of the SARA compact and because we enroll students in California, we must register as an out-of-state institution with the California BPPE to offer distance education programs to our California students. Unless California decides to join SARA as a member state in the future, we must continue to maintain state authorization from the California BPPE through registration as an out-of-state institution. If California’s regulations or statutes were to change, we would need to comply with the revised regulations and statutes to maintain authorization to offer distance education to California students. Failure to meet California’s state authorization requirements in the future could have a material adverse effect on our business, financial condition, and results of operations.

We also are required to maintain certain specialized programmatic accreditation. Changes to the rules and regulations underlying these accreditations could trigger additional accreditor and specialized state board or agency evaluation of our educational programs and of our compliance with the applicable standards and requirements of those agencies. Delay or denial of approval of such required programmatic, specialized accreditor, or specialized state board or agency could have a material adverse effect on our business, financial condition, and results of operations.

Failure to accurately calculate and make timely payment of refunds of Title IV program funds for students who withdraw from the University could result in sanctions.

We are required to calculate refunds of unearned Title IV program funds awarded or disbursed to students who withdraw from their educational program before completing the payment period or period of enrollment for which those funds were awarded or disbursed and to return those unearned funds to the Department of Education within 45 days of the date that we determine that a student has withdrawn. If refunds are not properly calculated or timely returned for a sufficient percentage of students, we may be required to post a letter of credit with the Department of Education or be subject to sanctions, liabilities, or other adverse actions by the Department of Education, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Return of Title IV Funds.”

Our business operations and financial performance may be materially impacted by the U.S. political and economic environment.

Higher education, and more specifically proprietary higher education, has faced an uncertain political and economic environment as legal, regulatory, and policy approaches have changed from administration to administration and because of changes in Congressional control. Changes in federal policy by the executive branch and regulatory agencies may occur through executive orders, policy and personnel changes, or changes in legislative priorities, each of which can lead to increased oversight of education providers, additional regulations, new interpretations of existing regulations, or uncertainty as to the impact of enforcement approaches or new regulations on regulations implemented by prior administrations. Changes from administration to administration have and may continue to result in regulatory and compliance cost increases over time, which could have a material adverse effect on our business, financial condition, and results of operations.

Executive actions, executive orders, and regulatory changes implemented by presidential administrations and its appointees may require significant management attention and resources to understand, assure compliance, and implement changes in our business operations or programs. While some positively impact our industry, others could have material and adverse impacts on us or our industry, including administrative changes relating to government staffing or budgets, some of which could result in slower processing of Title IV matters, program approvals, or other applicable functions that directly or indirectly impact our operations and business. Potential reductions in the Department of Education workforce, plans for closure of the Department of Education, or other future changes in federal laws and regulations and the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, as we cannot predict what actions the current or future presidential administrations will take regarding Department of Education operations or the response of the staff of the Department of Education to any such actions; the extent to which the administration or Congress, now or in the future, will act to change, eliminate, or implement new statutes, regulations, standards, policies, and practices; the form that new statutes, regulations, standards, policies, or practices may take or the extent to which those statutes, regulations, practices, or policies may impact us or federal funds disbursed to schools through federal financial aid programs; or whether any challenges to actions taken by the administration will be successful. Significant changes to the Department of Education or to federal regulation of higher education could have a material adverse impact on our enrollment, revenue, results of operations, and financial condition. In addition, we expect our regulatory and compliance costs may continue to increase for the foreseeable future, which would adversely affect our financial performance.

Additionally, levels of federal government spending are difficult to predict. Considerable uncertainty exists regarding the spending priorities of presidential administrations and Congress and how future budget and program decisions will unfold, including the extent to which future spending reductions may impact us and our industry generally. The federal government experienced a shutdown in October 2025 due to a failure by Congress to timely enact funding bills needed for the new fiscal year. The shutdown modestly impacted military benefit programs for some of our students. Although that shutdown ended in November 2025, the federal government experienced additional partial shutdowns during fiscal year 2026, and additional shutdowns may occur in the future. Future shutdowns may have a pronounced and substantial effect on access to federal student aid for our students and for us, including but not limited to, military benefits programs. Future and prolonged government shutdowns, and other suspensions, interruptions, delays, or cessations of governmental funding or changes to the federal government’s budget and budgetary priorities, especially if related to the Department of Education or appropriations for Title IV programs, could adversely affect the funding of federal programs providing financial assistance to our students, which could in turn adversely affect our business, financial condition and operating results.

Failure to secure or unauthorized release of confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.

As an educational institution participating in federal student assistance programs, we collect and retain certain confidential and personal information, including financial information regarding enrollees or their sponsors. Such information may be subject to federal and state privacy and data security rules, including, but not limited to, the Family Educational Rights and Privacy Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act (the “GLBA”), and the Fair and Accurate Credit Transactions Act. The Department of Education, which is one of many government agencies with oversight authority over confidential and personal information, has indicated that it will exercise heightened scrutiny over the protection of confidential and personal information by Title IV participating institutions. Our failure to secure or unauthorized release of confidential information or other non-compliance with these rules would likely constitute non-compliance by the Department of Education, including with our PPA obligations and under federal and state privacy and data security rules, and could subject us to fines, loss of our capacity to conduct electronic commerce, and loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, and results of operations.

The actions of other post-secondary educational institutions could negatively affect our reputation and stock price.

In recent years, the Department of Education, the Department of Justice, the SEC, the FTC, state attorneys general, and state governmental agencies, among others, have initiated regulatory proceedings and litigation against various post-secondary educational institutions, including the University, relating to, among other allegations, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state education laws, and state consumer protection laws. These actions have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the entire proprietary post-secondary education sector. Adverse media coverage regarding other educational institutions, including proprietary institutions, could damage our reputation, result in lower enrollments, revenue, and operating profit, and have a negative impact on our stock price, and could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us. See Item 1, “Business—Regulatory Environment—Regulation of Student Financial Aid Programs—Federal Trade Commission Investigation” and “—Attorney General Investigations.”

Risks Related to Our Business

We face intense and increasing competition in the post-secondary education market, which could decrease our market share and create pricing pressure.

In the highly competitive post-secondary education market, we compete for students with traditional public and private degree-granting institutionally accredited colleges and universities, other proprietary degree-granting institutionally accredited schools, and other alternatives to higher education. We also compete with various emerging non-traditional, credit-bearing, and noncredit-bearing education programs offered by both proprietary and not-for-profit providers. Some of our competitors have greater resources, both financial and otherwise, and, as a result, are able to offer similar programs at lower tuition for various reasons, including the availability of government subsidies, government and foundation grants, endowments, tax-deductible contributions, other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. In addition, a significant and increasing number of traditional four-year and community colleges, which are subject to fewer regulatory constraints, offer distance learning and other online education programs, including online programs geared towards the needs of working adults. As the proportion of traditional colleges and universities providing alternative learning modalities increases, we will face increased competition from these institutions, including those with highly regarded reputations providing degrees perceived as more valuable in the workplace. We may limit tuition increases or increase spending in response to competition to retain or attract students or pursue new market opportunities.

We also face competition in maintaining and developing relationships with employers, particularly as employers become more selective of which online universities they encourage, or offer scholarships to, employees to attend or from which they hire prospective employees. We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees and professional development certificates through us while continuing their employment. These relationships are an important part of our strategy, as they provide us with potential working adult students and increase our reputation among high-profile employers. In addition, degree-granting programs in which employers directly pay tuition have a beneficial impact on our 90/10 Rule percentage by reducing the proportion of our cash basis revenue attributable to Title IV program funds. If, for whatever reason, we are unable to further grow our existing relationships or develop new relationships, if our existing relationships deteriorate or end, or if we fail to offer programs that teach skills demanded by employers, our efforts to attract potential working adult students may be impaired, which could materially and adversely affect our business and financial condition and our compliance with applicable regulations. Failure to effectively respond to competitors could have a material impact on our enrollment, revenue, and results of operations. We cannot predict whether we will compete successfully against current or future competitors or that competitive pressures will not adversely affect our market share, revenue, and operating margin.

A decline in the overall growth of enrollment in post-secondary institutions or of students seeking online degrees could negatively impact our enrollment, revenue, or future growth.

Recent studies have shown negative trends in both enrollment growth and the number of high school graduates eligible to enroll in degree-granting, post-secondary institutions. To maintain current growth rates, we aim to maintain or increase market share in existing markets. Student enrollment at the University, however, is impacted by many factors, including macroeconomic conditions that are beyond our control such as prospective students choosing to work rather than to pursue post-secondary education during periods of stable or declining unemployment. Enrollment may also be impacted by affordability concerns or negative perceptions of the value of a college degree, which may discourage a prospective student from investing in his or her educational advancement, including during periods of higher unemployment, and make it more challenging for us to attract and retain students. Education providers are also introducing new education and operating models focused on reducing costs and time to completion, including competency-based and adaptive learning models, intensive and immersive skills-focused bootcamps, other non-degree programs, and career-focused educational pathways, tools, and services. Increasing employer acceptance of these types of programs and pathways to fulfill demand for IT and business career upskilling could have an adverse impact on our degree programs in these fields. In addition, our student enrollment may be negatively affected by reputational concerns and negative publicity. While we continue to make investments in our business that are designed to improve student experiences, retention, and academic outcomes and support the sustainable and responsible growth of the University and our reputation, we cannot predict the success of these initiatives. Our failure to attract new students, or the decisions by prospective students to seek degrees in disciplines that we do not offer or to pursue alternative non-degree competency-based credentials rather than our degree programs, could negatively impact our enrollment, revenue, or future growth.

Our financial performance depends on our ability to develop and maintain favorable awareness of the University among, and enroll and retain, students.

We expend significant resources on public engagement and marketing to build favorable awareness of the University and the programs we offer. Creating this awareness is critical to our ability to attract prospective students, to convert prospective students to enrolled students in a cost-effective manner, and to retain these enrolled students throughout their programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include: (i) structural changes in the marketing landscape that could result in less efficient student acquisition, including fundamental changes to internet search due to AI (both organic and sponsored) and the transformation of television; (ii) changes in the cost or efficacy of our advertising; (iii) laws or other regulatory limits on advertising spend; (iv) increased competition from schools offering distance learning and other online educational programs; (v) a decrease in the perceived or actual economic benefits that students derive from our programs or education in general; (vi) a decrease in or perceived low student pass rates for professional licenses and other examinations necessary for students to work in their chosen fields; (vii) regulatory investigations or enforcement proceedings that may damage our or the industry’s reputation; (viii) increased regulation of online education, including in states in which we do not have a physical presence; (ix) litigation that may damage our or the industry’s reputation; (x) inability to continue to recruit, train, and retain quality employees, management, and faculty; (xi) student or employer dissatisfaction with the quality of our services and programs; (xii) the impact of tuition rate increases for newly enrolling students, our Tuition Price Guarantee and Locked-In Pricing Guarantee, or tuition reductions by competitors that we are unwilling or unable to match; (xiii) a decline in the acceptance of online education by students or employees; (xiv) disruptions to our information technology systems; and (xv) negative social media sentiment. Any negative impact on program demand, enrollment acquisition costs or enrollment could have a material adverse impact on our revenue, business, financial condition, and results of operations.

Failure to adapt to changing market needs, including relating to AI or other new technology, could adversely affect our business.

The nature of the skills required by employers evolves rapidly in today’s changing economic, AI, and technological environment and our educational programs must evolve in response to these changes. While we have invested significant resources to develop and implement features to incorporate AI and enhance the online classroom experience, such as incorporating AI tools, delivering course content through streaming video, simulations, and other interactive enhancements, our program offerings may not meet the needs of current or prospective students or the employers of our graduates. Even if we can adapt existing programs or develop new programs to meet current market demands, we may not be able to offer those new programs as quickly as required by prospective employers or as quickly as our competitors. In addition, we may be unable to timely obtain specialized accreditations or licenses to make certain programs desirable to students. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business and financial condition could be adversely affected. Establishing new academic programs or modifying existing programs requires us to make investments, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to modify our systems and strategy or enter arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to offer new programs in a cost-effective manner or are otherwise unable to effectively manage the operations of newly established academic programs, our business, financial condition, and results of operations could be adversely affected.

Our strategy is to focus on positive student outcomes and the long-term success of students rather than short-term interests of our stockholders, which may negatively influence financial performance.

We may take actions we believe will have a positive impact on student outcomes and the long-term success of students, even if these actions may not maximize our short- or medium-term financial results for investors. While we believe this focus on student outcomes and success will benefit us over the long-term, the anticipated long-term benefits may be slow to materialize or may not materialize at all. As a result, our student-centric approach may have an adverse impact on our operational and financial performance and negatively impact our stock price.

Failure to attract or retain qualified employees, senior management, and faculty could materially impact our business.

Our current and future success depends on the skills, efforts, and motivation of our employees, senior management, and faculty, who generally have significant experience with our business and industry, as well as our ability to attract and retain qualified personnel. The loss of the services of any of our key personnel, including through workforce reduction, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could adversely affect our business results. Additionally, to effectively educate our students, we must retain a large number of faculty on an ongoing basis, with the majority being adjunct, part-time faculty, and must keep our faculty engaged and focused on the mission of delivering quality education. Failure to attract and retain sufficient numbers of qualified faculty, adequately train new faculty, or maintain faculty relations could impair our ability to serve our students, which could result in the need to reduce the scope or number of the classes available to our students and have a material adverse impact on our enrollment, business, and results of operations.

Failure to successfully conclude pending litigation and governmental inquiries could adversely affect our business and financial condition.

We are periodically subject to lawsuits, demands in arbitrations, investigations, regulatory proceedings or other claims in the ordinary course of business, including, but not limited to, claims involving current and former students, routine employment matters, business disputes, and regulatory demands. These matters may cause us to incur substantial damages or settlement costs in excess of our insurance coverage related to these matters or to pay substantial fines or penalties, and they also may require significant time and attention from our management or cause reputational harm, all of which may cause our business to suffer. In addition, an adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditations, and eligibility to participate in Title IV programs, which could have a material adverse effect on our business and financial condition. See Item 3, “Legal Proceedings.”

Failure to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights, prevent third parties from making unauthorized use of such rights, or becoming subject to litigation brought by third parties claiming infringement, misappropriation, or other violation by us of their intellectual property rights could have a material adverse effect on our business.

Failure to adequately protect our intellectual property and proprietary rights, essential assets of our business, could impact our competitive advantages and permit our competitors to offer similar educational programs and services, which could adversely affect enrollments, revenue, business, financial condition, and results of operations. We rely on a combination of copyrights, trademarks, trade secrets (including know-how), patents, and domain names, as well as employee and third-party confidentiality agreements, intellectual property licenses, and other contractual rights, to establish, maintain, protect and enforce our rights in our curricula and other course materials, technology, proprietary information, processes, and other assets. Failure to protect our trademarks could prevent us from building and maintaining name recognition in our markets of interest. We cannot be sure that the agreements under which we contract to own or license rights to use intellectual property developed by our faculty members, content experts, or other third parties are adequate, that we have or will be able to secure permissions or protections for the intellectual property rights we use or claim rights to, or that third parties will not terminate our license rights. There is no certainty that we will receive patents in connection with any patent applications or that our existing or future patents will adequately protect our technology. Even if we obtain intellectual property rights, we cannot be sure that such rights will permit us to take advantage of current market trends or otherwise provide competitive advantages.

Unauthorized third parties may attempt to use, duplicate, or copy our intellectual property rights, including proprietary aspects of our student recruitment and engagement strategies, educational delivery methods and systems, curricula, and online resource material. Our efforts to protect these rights may be insufficient or ineffective, or our rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There is no assurance that our rights will be sufficient to protect against others offering educational programs, services, or technologies that are substantially similar or superior to ours and that compete with our business. Further, our intellectual property rights and the enforcement or defense of such rights may be limited or affected by developments or uncertainty in relevant laws, rules, and regulations, which could result in our rights being challenged, invalidated, circumvented, infringed or misappropriated. Additionally, some foreign and/or developing countries may not favor the enforcement of certain intellectual property rights, which could make it difficult for us to prevent or stop the infringement, misappropriation, or other violation of our intellectual property or the marketing of competing products in violation of our rights.

Our efforts to protect our intellectual property may require litigation to seek to protect our rights against any infringement, misappropriation, or other violation, which could have a material adverse effect on our costs of operation, business, and financial condition. If we take legal action to protect, defend, or enforce our rights, our efforts may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Any suit or proceeding initiated by us could result in substantial costs, diversion of our resources and management attention, and a negative result, such as the invalidation of our rights, which could have a material adverse effect on our financial condition and results of operations. Our various liability insurance coverages, if any, may not adequately, or at all, cover potential claims of this type. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could (i) require us to enter into a licensing agreement to continue using the technology, content or other intellectual property that is the subject of the claim; (ii) restrict or prohibit our use of such technology, content or other intellectual property; (iii) require us to expend significant resources to alter the design and operation of our systems and technology or the content of our courses; and/or (iv) require us to indemnify third parties. We may also be required to develop alternative non-infringing technology, content or other intellectual property, which could require significant time and expense. There also can be no assurance that we would be able to develop or license suitable alternative technology, content or other intellectual property to permit us to continue offering the affected technology, content, products or services to our partners. If we cannot develop or license technology, content, or other intellectual property for any allegedly infringing aspect of our business, we would be forced to limit our educational programs and/or other products and services and may be unable to compete effectively. Any of these events could have a material adverse effect on our business and financial condition.

We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. However, the costs associated with enforcing patents, confidentiality agreements or other intellectual property rights may make aggressive enforcement impracticable. We may be unable or unwilling to incur the costs and resources necessary to determine whether third parties are using our intellectual property rights without our authorization. Additionally, our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties. However, we have in the past been, and may in the future, become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties, and we may not prevail in any such future disputes. Some third-party intellectual property rights may prove to be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights.

System disruptions to our technology systems or platforms could have a material adverse effect on our business and our primarily remote work environment may exacerbate this risk.

The performance and reliability of our internal and third-party hosted technology systems and platforms, including our computer networks, phone systems, and digital platforms and infrastructure, is critical to our operations, reputation, and ability to attract and retain students. As with any complex technology ecosystem, we experience intermittent outages of the IT systems used by our students and by our employees, including system-wide outages. While our critical systems are covered by validated disaster recovery service, protected by a disaster recovery plan, and backed up with robust systems, we may still experience business interruptions and outages resulting from a variety of sources, such as natural disasters, inclement weather, political disruptions, or other events in the geographic areas in which our systems are located. If we fail to effectively assess and identify cybersecurity risks associated with the use of technology in our business operations, we may become increasingly vulnerable to such risks. We previously experienced a cybersecurity incident with a third-party service provider platform and cannot guarantee that our third-party service provider systems and platforms will not be compromised in the future or that errors by our third-party service providers will not cause disruptions or outages to our operations. We also cannot predict whether the IT systems and infrastructure on which we depend, including those of third parties, will continue to meet our business needs or adequately safeguard our operations. Any disruption in our technology systems or platforms could significantly impact our operations and reputation, reduce student and prospective student confidence in our educational institution, adversely affect our compliance with applicable regulations and accrediting body standards, and have a material adverse effect on our business and financial condition. Although we evaluate supplier capabilities and maintain insurance for some types of disruptions, there is no guarantee that insurance proceeds would be adequate or available to compensate us for damages sustained.

A significant portion of our employees work remotely, as do employees of a number of our third-party service vendors. These remote work environments may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technological infrastructure and systems and the risks of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible for us to continue our business for a period of time, which could materially harm our growth prospects, results of operations, financial condition and reputation. Our collection, use, retention, and processing of personal information makes us a target for security incidents, increasing the risks of personal data breaches, which can impact our business and result in reporting, notice and regulatory obligations.

A cyberattack, data breach, or other security incident suffered by us, our third-party vendors, our accreditors, or our regulators, or a disruption or failure of our IT systems or software, has in the past, and could in the future, expose us to liability and could adversely affect our financial condition and operating results.

We routinely collect, process, use, and store sensitive data and certain personal information from our students and employees. We also utilize third-party vendors and provide information about our students and employees to our accreditors and regulators to satisfy legal and regulatory requirements and use electronic payment methods to process and store some of this information, including credit card information. Our business relies on IT networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal, and tax requirements. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business.

The IT networks and systems owned, operated, controlled, or used by us, our third-party vendors, or other external agencies may be vulnerable to damage, disruptions, shutdowns, software or hardware vulnerabilities (e.g., “zero-day” vulnerabilities), attacks by cyber threat actors (e.g., hackers, phishers, or other digital bad actors), security incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware or telecommunication failures, user errors or malfeasance, and other real or perceived cyberattacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur because of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors, external agencies or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. Any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests and record or analyze the use of our services, the loss or corruption of data or unauthorized access to, or acquisition of, personal or other sensitive information. We maintain policies, practices, operational safeguards, measures and controls aimed at reducing our cyber risk, protecting, and recovering our data and ensuring business continuity, which include reasonable efforts aiming to ensure that our third-party vendors maintain reasonable security, including encryption and authentication technology, and will notify us promptly if a security incident occurs. However, none of these security measures can provide absolute security. Advances in computer capabilities, increasingly sophisticated tools and methods used by threat actors, new discoveries in the field of cryptography, or other developments may result in our failure or inability, or the failure or inability of our vendors or external agencies, to adequately protect personal or other sensitive information, and there can be no assurance that we, our vendors, or external agencies will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data or that any such data compromise or unauthorized access will be discovered in a timely fashion.

Like many businesses, we, our third-party vendors, and external agencies have in the past, including the Oracle E-Business Suite (“Oracle EBS”) cybersecurity incident detected in November 2025 (see Note 15. Commitments and Contingencies for additional information), and will in the future continue to be subject to cyberattacks, cybersecurity threats, and attempts to compromise and penetrate our data security and systems and disrupt our services. Regular patching of each of our respective computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware, ransomware, viruses, or “zero-day” vulnerabilities prior to infecting the computer systems or networks that we rely on. Future cyberattacks against us, our third-party vendors, or external agencies could lead to operational disruptions that could have an adverse effect on our ability to provide services to students and on our financial condition and results of operations. Any general decline in internet use for any reason, including security or privacy concerns, increased cost of internet service, or changes in government regulation, could result in less demand for online educational services, which could have a material impact on our enrollment, revenue, and results of operations.

Failure of our systems to operate effectively or a compromise in the system security of us, our third-party vendors, or our external agencies that results in unauthorized persons or entities obtaining personal or other sensitive information could materially and adversely affect our reputation, enrollment, revenue, financial condition, and results of operations. Actual or anticipated cyberattacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third-party specialists for additional services. Breaches in our data security or that of our third-party vendors, or external agencies could expose us to various risks, including data loss, inappropriate confidential or proprietary information disclosure, potential claims, investigations, regulatory proceedings, or litigation penalties. In addition, we may incur substantial costs in connection with remediating and otherwise responding to any data security incident, including potential liability for stolen client, student, or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, students, or employees affected by the incident. Additionally, prospects may become unwilling to provide us the information necessary to enroll if we, our third-party service providers, or external agencies experience security incidents that result in a performance decline in necessary services, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, which could harm our reputation and market position relative to competitors. Existing students may also decrease their use of our services or cease using our services altogether. The impact of security threats, incidents, and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents, and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for such costs, which could impact the cost or availability of insurance coverage, or could result in denied coverage for future claims. Any of these results could materially harm our reputation, business, and financial condition.

Personal information that we collect may be vulnerable to breach, theft, or loss, which could adversely affect our retention, enrollment, and reputation.

We maintain information that is confidential, proprietary, personal (such as student information), or otherwise sensitive in nature on our network systems and the network systems of our third-party providers. Since this information can be accessed globally, it is vulnerable to inadvertent access or display and unauthorized access or other action by employees or cyber threat actors, including theft or misuse, ransomware, malware, and other computer viruses, and attacks of this nature have become more prevalent and sophisticated. Due to the sophistication of cyber threat actors, unauthorized access and action, including, but not limited to, ransomware, malware, or viruses, may evade the intrusion detection and prevention measures of us or our third-party providers and external agencies without alerting us to the breach or loss for some period or ever. A threat actor that circumvents security measures could misappropriate confidential or proprietary information or personal information about our students or employees, cause interruptions or malfunctions in our operations, or commit fraud. The Safeguards Rule under the GLBA passed by the FTC updated data security requirements for financial institutions, including all Title IV institutions, and the Department of Education has required auditors to verify Safeguards Rule compliance. Failure to comply with the applicable GLBA requirements may result in FTC enforcement and potentially include the imposition of restrictions on operations, penalties, monitoring, and oversight, which could materially impact our financial condition and results of operations. In addition to being subject to privacy and information security laws and regulations in the U.S. because our services can be accessed globally, we may also be subject to privacy and information security laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. Any breach of student or employee privacy or errors in storing, using, or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and require changes in our operating procedures or systems.

Increased use of AI may present operational, reputational, legal, regulatory, and competitive risks and could result in additional costs, each of which could materially and adversely affect our business, financial condition, and results of operations.

We are investing in the use of AI across our business, with plans to increase our use of systems and tools that incorporate AI-based technologies for students, employees, faculty, and staff. We are implementing AI governance structures, policies, and safety controls to promote security and responsible use, but these measures may not fully mitigate the risks associated with rapid adoption of AI. As an emerging technology, the use of AI presents the following inherent risks: (i) other post-secondary institutions may integrate AI more efficiently as a means to facilitate business growth, reduce operating expenses, and improve the student experience, which may impact our retention and enrollments; (ii) we may be unable to implement AI technologies in a cost-effective manner or in a manner that appeals or is satisfactory to current or prospective students; (iii) AI may hallucinate or be error-prone, demonstrate biases or discriminatory practices and responses, and its use may result in other perceived or actual legal, compliance, privacy, security, and ethical risks; (iv) due to evolving regulatory conditions and related compliance obligations and otherwise, we may be unable to develop or maintain effective policies and provide adequate training regarding proper use of AI, which could lead to misuse by employees, faculty, and students; (v) AI use could result in increased plagiarism, cheating, and other academic integrity issues; (vi) AI use may make us more susceptible to cybersecurity incidents, including those affecting personal or confidential information, which could be more complicated to discover due to the nature of AI; (vii) compliance with new or changing AI-related laws, regulations, and industry standards may impose significant operational costs or limit our ability to develop, deploy, or use AI; (viii) external communication regarding AI-related initiatives could subject us to the risk of allegations of inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI; and (ix) any disruption or failure of our AI systems, tools, or supporting infrastructure could adversely impact our operations. Any of these risks could result in additional costs, subject us to regulatory action or increased regulatory scrutiny, litigation, reputational harm, or other liability, and could materially and adversely affect our reputation, business, financial condition, and results of operations.

We rely on third-party vendors whose service may be of lower quality than ours, whose responsiveness may be less timely than ours, and whose compliance practices may increase our operational and compliance risk.

We rely on third-party vendors to provide technology-related services to our students, including for student software systems and services related to the Title IV and financial aid program administration. If the quality and timeliness of any of these services fails to meet our expectations or those of our students, our retention and new enrollment may be negatively affected. Additionally, failure of such vendors to comply with applicable regulations could result in fines, restrictions on our operations, or our loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our retention, enrollment, revenue, and results of operations. If we determine that we need to replace a vendor or a vendor discontinues providing its services to us, we may not be able to find a suitable alternative internally or externally in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending, and Title IV requirements, which could result in fines, restrictions and have a material adverse effect on our enrollment, revenue, and results of operations.

We may incur liability for the unauthorized duplication, distribution, or other use of online materials.

While we have policies to prevent the unauthorized duplication, distribution, or other use of online materials, we cannot guarantee that our employees, faculty, or students comply with such policies by not streaming, file sharing, downloading, or otherwise using of third-party content in an unauthorized manner using our computer networks or posting third-party content in class discussion boards or in other venues, including social networks. The laws governing obligations about third-party materials are often fact-specific and must be evaluated on a case-by-case basis, which makes it challenging to adopt, implement, or apply a single approach with our policies covering these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of these materials. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Insurance policies may not adequately cover potential claims of this type, and we may be required to pay monetary damages or alter or cease our use of such material, which may include changing or removing content from our courses, which could have a material adverse effect on our business and financial condition.

The occurrence of natural or man-made catastrophes could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Natural events, acts of God, epidemics, pandemics or other public health emergencies, terrorist attacks and other acts of violence, cyber-terrorism, or other catastrophes could result in significant worker absenteeism, increased student attrition rates, voluntary or mandatory closure of facilities, our inability to meet dynamic employee health and safety requirements, and other disruptions to our business. In addition, these events could adversely affect global economies, market conditions, and business operations across industries worldwide, including higher education. Any of these events, their consequences, or the costs related to mitigation or remediation could have a material adverse effect on our enrollment, business, financial condition, and results of operations.

We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

We are subject to multiple types of taxes in the United States, and the associated laws are complex and subject to different interpretations. The determination of our provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. Our future effective tax rates could be subject to volatility or be adversely affected by several factors, including changes in the valuation of our deferred taxes, changes in tax laws or regulations, and revised interpretations of existing laws or accounting principles. Such changes may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service (“IRS”) or other tax authorities.

Our U.S. federal income tax return for fiscal year 2023 is currently under review by the Internal Revenue Service, and the scope of the review includes our worthless stock deduction claimed in fiscal year 2019 that generated a net operating loss, which was partially carried forward and utilized in fiscal year 2023. If the deduction were disallowed in whole or in part, we could be required to record additional income tax expense and related liabilities, which could be material. In addition, our U.S. federal income tax returns for fiscal years 2024 and 2025 are currently open for review and tax years as early as fiscal year 2022 remain subject to examination by state or local tax authorities. Although we believe our tax positions are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.

The acquisition, integration, and growth of acquired businesses may present challenges that could harm our business.

Our future success depends, in part, on our ability to successfully integrate into our operations any institutions or businesses we have acquired, or may acquire in the future, into our operations. The successful integration and profitable operation of acquired businesses, including the realization of anticipated cost savings and additional revenue opportunities, can present challenges, and the failure to overcome these challenges can have an adverse effect on our business, financial condition, cash flows and results of operations. Such challenges, while ultimately dependent on the particular acquisition at hand, may include, among other things, the inability to maintain uniform standards, controls, policies and procedures; the acquired business not performing as expected; distraction of management’s attention from normal business operations during the integration process; the inability to attract and/or retain key management personnel to operate the acquired entity; the inability to obtain, or delays in obtaining, regulatory or other approvals necessary to operate the business, including approvals from the Department of Education, the HLC, state education agencies and other accrediting commissions; the risk that disruptions from the integration will harm our or the acquired entity’s businesses; potential adverse reactions or changes to business relationships resulting from an acquisition; the inability to correctly estimate the size of a target market or accurately assess market dynamics; expenses associated with the integration efforts; and our assumption of unexpected risks, liabilities and obligations of the acquired business, including issues not discovered in the due diligence process.

An acquisition related to an institution or other educational business may require various regulatory approvals and, in the case of a Title IV eligible institution, may require growth restrictions, reporting obligations and temporary conditions on operations that limit changes to the institution after its acquisition. If we are unable to obtain such approvals, or obtain them on unfavorable terms, our ability to consummate a future transaction may be impaired or we may be unable to operate the acquired entity in a manner that is favorable to us. If we fail to properly evaluate an acquisition, we may be required to incur costs in excess of what we anticipated, and we may not achieve the anticipated benefits of such acquisition.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock could vary significantly because of several factors, some of which are beyond our control, including, but not limited to: (i) our operating and financial performance and prospects; (ii) quarterly variation in our financial or operational growth indicators, such as earnings per share, net income, net income attributable to Phoenix Education Partners, Inc., net income margin, net revenue, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income attributable to Phoenix Education Partners, Inc., and Average Total Degreed Enrollment; (iii) public reaction to our press releases, our other public announcements, and our SEC filings; (iv) results of operations that vary from those of our competitors or other strategic actions by our competitors; (v) changes in operating performance and market valuations of other companies; (vi) announcements related to litigation and governmental inquiries or investigations, and reputational harm related thereto; (vii) changes in the political, legislative, regulatory, and public policy outlook or associated enactments adverse to the University or the eligibility of proprietary schools to participate in federal student aid programs; (viii) failure to meet revenue or earnings estimates made by research analysts or other investors; (ix) changes in revenue, earnings estimates, or equity research analyst recommendations or withdrawal of research coverage; (x) press or investment community speculation; (xi) sales of our common stock by us or our stockholders, or the perception that such sales may occur; (xii) changes in accounting principles, policies, guidance, interpretations, or standards; (xiii) additions or departures of key management personnel; (xiv) actions by our stockholders; (xv) general economic and market conditions or trends in our industry or the economy as a whole; (xvi) domestic and international economic, legal and regulatory factors unrelated to our performance; (xvii) material weakness in our internal control over financial reporting; and (xviii) realization of any risks described herein or other risks that materialize in the future. In addition, market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance, and we could potentially experience greater price volatility due to our public float and trading volume. Securities class action litigation has often been instituted against companies following periods of market and stock price volatility and such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and results of operations.

As a “controlled company” under NYSE rules and an “emerging growth company” under SEC rules and regulations, we rely on exemptions from certain corporate governance and disclosure requirements, and our stockholders will not have the same protections as stockholders of companies subject to such requirements.

As of October 27, 2026, the Apollo Stockholder beneficially owns approximately 68% of the voting power of our outstanding common stock and, as a result, we are a controlled company within the meaning of NYSE corporate governance standards and the Apollo Stockholder currently has effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the amendment of our governing documents and the entry into significant corporate transactions. Under NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain stock exchange corporate governance requirements, including: (i) the board of directors consist of a majority of “independent directors” as defined by the NYSE; (ii) the compensation and nominating and corporate governance committees consist entirely of independent directors; and (iii) there be an annual performance evaluation of the compensation and nominating and corporate governance committees. We intend to utilize some of these exemptions while we remain a controlled company. As a result, our Board of Directors (the “Board”) may not consist of a majority of independent directors and our compensation and nominating and corporate governance committee responsibilities may not be determined solely by independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to the NYSE corporate governance requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and rely on exemptions from certain disclosure requirements applicable to other public companies, including, but not limited to: (i) auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (“SOX”), (ii) exclusion of critical audit matters in the auditor’s report, (iii) presentation of two years of audited financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in periodic reports and registration statements (including this Annual Report on Form 10-K), (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (v) exemptions from the requirements of holding a nonbinding stockholder advisory vote on executive compensation (e.g., “say-on-pay” and “say-on-frequency”) and any golden parachute payments not previously approved. In addition, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. While we have elected to avail ourselves of this exemption, we are permitted and may elect to early adopt certain new or revised accounting standards for which the respective standard allows for early adoption. For as long as we take advantage of the reduced reporting obligations, the information that we provide stockholders may be different from information provided by other similarly situated public companies. We cannot predict if investors will find our common stock less attractive as a result of our relying on these exemptions. If they do, there may be a less active trading market for our common stock, our stock price may decline or become more volatile, and it may be difficult for us to raise additional capital if and when we need it.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements or prevent fraud could be impaired.

We are subject to the reporting requirements of the Exchange Act, SOX, and the NYSE, including that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations.

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

The interests of our controlling stockholder, Apollo, may conflict with our interests and the interests of other stockholders.

As a controlled company, Apollo has the ability to control matters requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation, amendments to our equity and employee benefit plans, and major corporate transactions, such as mergers, tender offers, the issuance of additional equity or debt, and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could differ from our interests or the interests of our other stockholders. Further, the concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. Apollo and its affiliates may also have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interest in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Apollo Stockholder continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Stockholder will continue to be able to substantially influence or effectively control our decisions, including our ability to enter corporate transactions.

The Apollo Stockholder also has a right to nominate directors comprising a percentage of our Board in accordance with its ownership of our outstanding common stock. While these directors have a fiduciary duty to the Company, they also may have similar fiduciary duties to Apollo. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Apollo, whose interests may be adverse to ours in some circumstances.

We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

As a holding company that does not conduct business operations, we are dependent upon cash dividends, distributions, and other transfers from our subsidiaries, including the University, to meet our obligations. Agreements governing future indebtedness, for the Company or our subsidiaries, or Delaware law may impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. Since each of our subsidiaries is a distinct legal entity, legal and contractual restrictions may limit our ability to obtain cash from them. We may also be limited in our ability to cause future subsidiaries or joint ventures to distribute earnings to us. The deterioration of earnings or other available assets of our subsidiaries for any reason could impair their ability to pay dividends or other distributions to us, which could materially impact our business or financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Item 1A, “Risk Factors—We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends, and in the event we do not pay cash dividends on our common stock in the future, stockholders may not receive any return on investment.”

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

As of October 27, 2026, we had 36,676,644 shares of common stock outstanding and 1,263,058 shares of common stock potentially issuable in respect of the Company’s outstanding share-based awards and 3,408,253 shares of common stock potentially issuable in respect of the University’s outstanding share-based awards. In addition, the Apollo Stockholder, the Vistria Stockholder and certain of our existing stockholders have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. We have also filed registration statements for common stock that we may issue under our Phoenix Education Partners, Inc. 2025 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), our Phoenix Education Partners, Inc. Employee Stock Purchase Plan (the “ESPP”), and the University of Phoenix, Inc. Management Equity Plan (the “UOPX Plan”), which permits shares to be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market by employees or former employees, the exercise by existing stockholders of their registration rights, or the perception that such sales may occur could adversely affect prevailing market prices of our common stock or make it more difficult to sell shares of common stock.

The exercise of outstanding stock options may result in additional dilution to our stockholders or require us to use available cash if we choose to repurchase such options, and we cannot predict the timing, extent, or impact of future option exercises.

As of August 31, 2026, there were outstanding stock options that, if settled in shares, could result in the issuance of approximately 3.4 million shares of our common stock. In connection with the expiration of the IPO lock-up periods on April 6, 2026 for our pre-IPO holders, other than our Section 16 officers, and on October 8, 2026 for our Section 16 officers, shares of our common stock issuable upon the exercise of stock options by such holders became eligible for sale. Upon exercise of such stock options, we may, at our election, either repurchase such options for cash, in which case no shares of our common stock would be issued, or issue shares of our common stock on a one-for-one basis in exchange for the shares of University common stock otherwise issuable upon exercise. Option exercises may also be settled through net share settlement, cash exercises, or broker-assisted sell-to-cover transactions. If we elect to settle option exercises through the issuance of shares, such issuances could result in dilution to our existing stockholders and could cause the trading price of our common stock to decline, particularly if a significant number of options are exercised and the resulting shares are sold in the public market in a short period of time. If we elect to repurchase options for cash, such repurchases could require the use of a significant amount of our available cash, which could reduce cash available for dividends, share repurchases, capital expenditures, acquisitions, and other general corporate purposes. We cannot reasonably estimate the extent or timing of future option exercises, the timing or extent of any related sales of shares, or the settlement methods that may be utilized and, accordingly, the potential impact of future option exercises and related sales of shares on our outstanding share count, liquidity and stock price remains uncertain.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends, and in the event we do not pay cash dividends on our common stock in the future, stockholders may not receive any return on investment.

While we intend to continue paying quarterly cash dividends to our common stockholders, the declaration and payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend upon a variety of factors, such as earnings, cash flows, capital requirements, indebtedness, receipt of cash dividends from our operating subsidiaries, our financial condition, other factors deemed relevant by the Board, and restrictions imposed by applicable law, our senior secured revolving credit facility (the “Revolving Facility”), or other debt agreements that we or our subsidiaries may enter into in the future. As a holding company, our operations are conducted through our operating subsidiaries, so in the event that we pay a dividend, we anticipate receiving distributions from our operating subsidiaries in an amount sufficient to cover such dividend. Further, the occurrence of any of the risks described herein could adversely affect our ability to pay dividends in the future. We cannot guarantee that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future, and if we do not pay future dividends, our stockholders may not receive any return on their investment in our common stock. See Item 5, “Dividend Policy.”

Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.

Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. These provisions include:

•
providing that our Board will be divided into three classes, with each class of directors serving staggered three-year terms;
•
prohibiting cumulative voting in the election of directors;
•
providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if less than 50.1% of the voting power of our outstanding common stock is beneficially owned by Apollo and its affiliates, including the Apollo Stockholder;
•
empowering only the Board to fill any vacancy on our Board (other than in respect of an Apollo Board Nominee (as defined in the Stockholders’ Agreement (as defined below)) or a Vistria Board Nominee (as defined in the Stockholders’ Agreement (as defined below))), whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•
authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•
prohibiting stockholders from acting by written consent if less than 50.1% of the voting power of our outstanding common stock is beneficially owned by Apollo and its affiliates, including the Apollo Stockholder;
•
to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders if less than 50.1% of the voting power of our outstanding common stock is beneficially owned by Apollo and its affiliates, including the Apollo Stockholder; and
•
establishing advance notice requirements for nominations for election to our board of directors (other than in respect of an Apollo Board Nominee or a Vistria Board Nominee) or for proposing matters that can be acted on by stockholders at stockholder meetings.

Additionally, our certificate of incorporation provides that we are not governed by Section 203 of the Delaware General Corporation Law (the “DGCL”), which, in the absence of such provisions, would have imposed additional requirements regarding mergers and other business combinations. However, our certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder, but such restrictions shall not apply to any business combination between Apollo and any affiliate thereof, Vistria and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other, or certain other situations.

Furthermore, any issuance by us of preferred stock could delay or prevent a change in control of us. Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

In addition, as long as the Apollo Stockholder beneficially owns a majority of the voting power of our outstanding common stock, the Apollo Stockholder will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Our Stockholders Agreement, by and among the Company, TVG-I-E-AEG Holdings, LP and AP VIII Socrates Holdings, L.P. (the “Stockholders’ Agreement”), requires the approval of Apollo and its affiliates, including the Apollo Stockholder, for certain important matters, including certain acquisitions and dispositions outside the ordinary course of business, certain issuances of equity securities and incurrence of debt, and mergers, consolidations and transfers of all or substantially all of our assets, until the first time that Apollo and its affiliates, including the Apollo Stockholder, cease to beneficially own at least 33% of our common stock.

Together, the provisions in our certificate of incorporation, bylaws and the Stockholders Agreement and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by the Apollo Stockholder and its right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum (or if such court does not have jurisdiction, another state or the federal court (as appropriate) located within the State of Delaware) for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or of our certificate of incorporation or our bylaws; or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. However, the exclusive forum provisions do not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, or to any claim for which the federal district courts of the United States have exclusive jurisdiction.

Our certificate of incorporation further provides that the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules.

We recognize that the forum selection clause in our certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our certificate of incorporation may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. However, the enforceability of similar exclusive forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ organizational documents has been challenged in legal proceedings, and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our certificate of incorporation. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains a risk-based cybersecurity program designed to protect the confidentiality, integrity, and availability of our networks and systems that we own or are in our care. Our program is aligned to U.S. National Institute for Standards and Technology standards and other applicable industry frameworks. We document our compliance efforts with regulations and standards that govern our business, including the Sarbanes-Oxley Act, the Family Educational Rights and Privacy Act, the GLBA Safeguards Rule, and the Payment Card Industry Data Security Standard.

Our program is designed to identify, assess, and manage material risks from cybersecurity threats through practices that include:

•
required information security and privacy training supported by periodic phishing simulation exercises to reinforce awareness and enhance cybersecurity practices;
•
monitoring of network and system activity to detect unusual or suspicious behavior;
•
access management and controls which aim to implement “least privilege” access;
•
multifactor authentication and encryption of sensitive data through “at rest” and “in transit” where feasible;
•
deployment of industry-standard security monitoring and protection software;
•
a defined vulnerability management program;
•
periodic cybersecurity assessments, including with the support of independent third-party consultants;
•
business continuity and disaster recovery planning; and
•
a documented Incident Response Plan (“IRP”) that provides controls and procedures to support timely and accurate reporting of cybersecurity incidents in coordination with our Legal and the Ethics, Compliance, and Data Privacy (“ECDP”) department.

The Company’s cybersecurity program is integrated within the Company’s enterprise risk management program, which provides oversight and governance of cybersecurity risk through risk assessment, risk monitoring, and follow-through on stated objectives and investments to actively manage and remediate related risks. The Company also engages third-party experts to assist with compliance and maturity assessments and penetration testing, as appropriate.

The Company maintains arrangements with third-party information infrastructure or IT vendors, including “cloud computing” vendors. All potential vendors are evaluated through the Company’s third-party due diligence process, which includes conducting cybersecurity risk assessments prior to integration into the Company’s networks and additional assessments prior to contract renewals or extensions. We further manage potential threats to our systems originating with or associated with IT vendors by integrating cybersecurity requirements and other provisions into various contracts as applicable. Vulnerabilities in third-party software are monitored and managed through our vulnerability management program.

The Company’s business strategy, operating results, and financial condition have not been and are not reasonably likely in the future to be materially affected by risks from cybersecurity threats, including as a result of any prior incidents such as the Oracle EBS cybersecurity incident detected in November 2025. See Note 15. Commitments and Contingencies for additional information. Our program is designed to identify, prevent, and mitigate cybersecurity events that would have a material adverse effect on the Company; however, the nature and sophistication of cybersecurity risks continue to evolve. No security framework, system, or control environment can fully eliminate the risk of a cyberattack or unauthorized access. Despite the Company’s safeguards to protect its systems, intellectual property, and confidential and personal information, vulnerabilities may persist that could be exploited by threat actors. See Item 1A,

“Risk Factors—Risks Related to Our Business.” While we maintain insurance covering certain costs that we may incur in connection with cybersecurity incidents, which we believe is commensurate with the size and the nature of our operations, the Company may incur expenses and losses related to a cyber incident that are not covered by insurance or are in excess of our insurance coverage.

Governance

The Chief Information Officer is responsible for cybersecurity at the executive level and oversees a team of cybersecurity professionals responsible for assessing and managing the risk from cybersecurity threats. Our Chief Information Officer and Chief Information Security Officer each have over two decades of global cybersecurity experience, including responsibilities in technology risk management, information security, incident response, and cybersecurity strategy, and each maintains relevant industry credentials. The Chief Information Officer or Chief Information Security Officer leads a cross-functional Incident Response Team (“IRT”) responsible for responding to and managing cybersecurity incidents in coordination with our Legal and ECDP teams. The IRT consists of professionals from various departments, including IT and Security, Legal, ECDP, Finance, Public Relations, and other key business areas as needed. The IRP is tested annually via a tabletop exercise, focused on executive strategy and communication processes during an incident.

The Audit Committee of the Company’s Board has been delegated responsibility for oversight of the Company’s cybersecurity, information and technology security, and data privacy strategies and policies. The Audit Committee receives regular reporting from management on cybersecurity events, vulnerability management, ransomware readiness, and global cybersecurity trends across industries.

Item 2. Properties.

As of August 31, 2026, we have one leased facility in Phoenix, Arizona that consists of dual purpose space for our corporate headquarters and Phoenix ground campus. The facility represents approximately 600,000 square feet and the lease expires in March 2031. Of that total, we are actively using approximately 79,000 square feet and the remaining square feet have been abandoned. Of the abandoned square feet, we have sublet approximately 268,000 square feet through March 2031.

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

A description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business is provided in Note 15. Commitments and Contingencies to our audited consolidated financial statements included in this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “PXED”. As of October 27, 2026, there were 36,676,644 shares of common stock outstanding, and approximately 18 holders of record of our common stock (excluding participants in security position listings).

Dividend Policy

Beginning with our second quarter of fiscal year 2026, we began paying a quarterly cash dividend of $0.21 per common share, which we paid in the second quarter and each subsequent quarter of fiscal year 2026.

We currently intend to continue paying quarterly cash dividends, although our Board may reduce, suspend or discontinue dividends at any time without notice to our stockholders. Future dividend declarations will be at the discretion of our Board and will depend on our financial condition, cash flows, capital requirements, contractual or legal restrictions, including those under our Revolving Facility, and other factors considered relevant by our Board. As a holding company, our ability to pay dividends depends principally on distributions from our operating subsidiaries. In the event that we do pay a dividend, we intend to cause our operating subsidiaries to make distributions to us in an amount sufficient to cover such dividend.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our stock repurchase activity for the three months ended August 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in thousands)
June 1 to June 30, 2026	95,678	$30.86	95,678	$43,084
July 1 to July 31, 2026	5,250	$30.67	5,250	$42,923
August 1 to August 31, 2026	—	$—	—	$42,923
Total	100,928	$30.85	100,928	$42,923

In April 2026, our Board approved a stock repurchase program (the “April 2026 Repurchase Program”) authorizing the repurchase of up to $50.0 million of our common stock. The April 2026 Repurchase Program was publicly announced on April 7, 2026, has no expiration date, and may be suspended, modified or discontinued at any time. The program did not expire during the quarter ended August 31, 2026, and we have not determined to terminate the program or cease making further purchases under it.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. For a discussion of the year ended August 31, 2025, compared to August 31, 2024, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2025 Annual Report on Form 10-K, filed with the SEC on November 20, 2025. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in this Annual Report on Form 10-K. The last day of our fiscal year is August 31. Our fiscal quarters end on the last day of November, February, May and August, respectively.

Overview

We, through our subsidiary The University of Phoenix, Inc., are a pioneer of online higher education for working adults in the United States. Since our founding in 1976, the University has been a mission-driven organization focused on offering a distinctive and affordable online higher education experience that is customized for working adults who do not fit the traditional 18- to 22-year-old campus-based student model. The University has been accredited since 1978 by the HLC, an institutional accrediting agency recognized by the Department of Education. In our five decades of operation, as of August 31, 2026, we have served nearly 1.2 million alumni (including those who have completed non-degree certificates) and conferred more than 1.3 million degrees.

Initial Public Offering

On October 10, 2025, we completed an IPO of 4.9 million shares of common stock at a price of $32.00 per share, which included 0.6 million shares sold to the underwriters pursuant to their option to purchase additional shares. The shares were offered by certain of the Company’s existing shareholders and, accordingly, we did not receive any proceeds from the offering. See Item 1, “Business” and the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for more information.

In connection with the expiration of the IPO lock-up periods on April 6, 2026 for our pre-IPO holders, other than our Section 16 officers, and on October 8, 2026 for our Section 16 officers, securities held by such holders became eligible for sale in the public market, subject to applicable trading restrictions.

As a result of the expiration of these lock-up periods, shares of our common stock issuable upon the exercise of University stock options by such holders are eligible for sale to the extent such options are settled in shares. Upon exercise of these options, we may elect to repurchase options for cash, in which case no shares of University or Company common stock would be issued. Otherwise, option exercises may be settled through various methods, including net share settlement, cash exercises or broker-assisted sell-to-cover transactions pursuant to which shares are sold in the market to satisfy the exercise price and applicable tax withholding obligations.

We cannot reasonably estimate the extent or timing of future option exercises, the timing or extent of any related sales of shares, or the settlement methods that may be utilized and, accordingly, the potential impact of future option exercises and related sales of shares on our outstanding share count, liquidity and stock price remains uncertain.

Factors Affecting Results of Operations

We believe our market position provides us with a significant opportunity to drive sustainable growth in the future. The following factors, among others described herein, have historically affected, and we expect in the future will similarly affect, our performance:

Enrollment. The net revenue we generate in a given period largely depends on the total number of courses taken by the enrolled student population and the price per course. Our student retention rates, calculated as (i) the number of confirmed undergraduate students who both started a degree or non-degree certificate program and posted attendance in a course within such program as of an applicable date, divided by (ii) the number of confirmed undergraduate students who started such a program, expressed as a percentage, have increased from 59.7% for the 2016/2017 cohort to 76.6% for the 2024/2025 cohort (our most recent completed cohort for retention rate purposes), which represents a 5.1 percentage point increase from the 2023/2024 cohort. The increase in retention is a key factor driving the growth in Average Total Degreed Enrollment in recent years, including a 2.2% increase in fiscal year 2026 as compared to fiscal year 2025.

Enrollment is also affected by the manner in which prospective students discover, research and evaluate educational opportunities. Recently, enrollment has been influenced in part by changes in prospective student search and discovery behavior, including through AI-enabled platforms. Although we continue to adapt our marketing and enrollment strategies, these changes may affect the timing and pace at which prospective students engage with the University and make enrollment decisions and impact the effectiveness of our enrollment process.

As part of our focus on affordable and accessible tuition, we did not increase tuition rates from 2018 through fiscal year 2026. On November 2, 2026, we implemented tuition rate increases for new students and introduced the Locked-In Pricing Guarantee, which provides new students with a combined per-course price covering both tuition and the resource fee that remains fixed from enrollment through graduation in their enrolled program. The Tuition Price Guarantee continues to apply to eligible students, generally fixing their per-course tuition rate at the rate in effect when they enrolled. Accordingly, the impact of the tuition increases on net revenue is expected to phase in over time as new students enroll at the higher rates.

We have invested and continue to invest in many areas of our business that we expect will further improve enrollment, retention and graduation rates, which drive sustainable growth. However, enrollment and retention of students at the University are impacted by the risks described in Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate” and “Risk Factors—Risks Related to Our Business,” many of which are beyond our control.

Career-Relevant Education and Employer Relationships. Our career-oriented programs and learning platform position us for continued growth in the corporate-sponsored training and education market. Enrollment through our employer relationships represented 35.2% of our Average Total Degreed Enrollment in fiscal year 2026, which represents a 3.2 percentage point increase compared to fiscal year 2025. This represents a valuable opportunity to drive growth, diversify our student population and reinforce the durability of our net revenue as these students generally have higher retention and graduation rates. We believe demand from employers and working adults for education aligned with evolving workforce and technology needs, including AI-related capabilities, continues to support our long-term growth strategy. In addition, we continue to engage with employers regarding our talent development solutions and professional development offerings that extend beyond our degree offerings. We believe these offerings provide an opportunity to deepen and expand our employer relationships by broadening the range of solutions we can provide.

On September 30, 2026, we acquired all of the outstanding stock of Fuel50 Inc. (“Fuel50”), an AI-powered workforce intelligence platform. The acquisition advances our strategy to expand skills intelligence, career mobility and workforce transformation capabilities and strengthen our ability to connect employer workforce needs with education and skills development. See Note 18. Subsequent Events to our audited consolidated financial statements for additional information.

Regulatory Requirements. We are subject to extensive U.S. federal and state regulation applicable to providers of post-secondary education who participate in Title IV programs. Failure to comply with applicable regulatory requirements, standards or policies could subject us to significant monetary liabilities, Title IV repayment obligations, fines and penalties, including loss of or limitations on access to U.S. federal student loans and grants for our students. Any actions that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollment and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate—Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in significant monetary liabilities, fines, and penalties, including loss of or limitations upon access to U.S. federal student loans, grants, and military program benefits for our students.”

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

Subsequent to August 31, 2026, we implemented a voluntary separation program and initiated separate involuntary workforce reductions as we continue to manage our cost structure. See Note 18. Subsequent Events to our audited consolidated financial statements for additional information.

Seasonality. The University’s non-term academic model encompasses a series of courses taken consecutively over the length of the program, which generally limits seasonal enrollment fluctuations. However, we have historically experienced, and expect to continue to experience, lower net revenue in our second fiscal quarter (December through February) due to the University’s holiday breaks when no related net revenue is recognized. While our operating costs generally do not fluctuate significantly on a quarterly basis, we have historically experienced increased marketing expense in our second and fourth fiscal quarters due to course starts that occur during traditional back-to-school seasons. The timing and magnitude of such fluctuations may vary from period to period and may not follow historical trends.

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended August 31,
(Enrollment statistics rounded to the nearest hundred; $ in thousands)	2026	2025
Average Total Degreed Enrollment	83,700	81,900
Net income	$88,050	$135,441
Net income margin	8.7%	13.4%
Adjusted EBITDA	$249,038	$243,929
Adjusted EBITDA margin	24.5%	24.2%

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

Substantially all of our net revenue is generated from student enrollment in tuition-bearing degree programs encompassing a series of courses (e.g., most often five-week courses) taken consecutively over the length of the program. Over comparative periods, Total Degreed Enrollment generally increases as new students attend a credit-bearing course or continuing students return to the University, which increases are generally offset by graduations or continuing students not attending a credit-bearing course (e.g., by withdrawing from the University). We define “Total Degreed Enrollment” as the number of confirmed students (both new and continuing) enrolled in credit-bearing courses who post attendance at least one time during a calendar month (even if they withdraw later in the same month), excluding students who graduated as of the end of such month. Average Total Degreed Enrollment represents the aggregate of monthly Total Degreed Enrollment during a period divided by the number of months in the period. For example, Average Total Degreed Enrollment for fiscal year 2026 is calculated as the aggregate Total Degreed Enrollment for the twelve months from September 2025 through August 2026 divided by twelve.

Net income, net income margin, adjusted EBITDA and adjusted EBITDA margin. We believe these items are primary indicators of our operating performance because they are measures of profitability and assist with comparing our performance across periods and evaluating the effectiveness of our business strategies. We calculate net income margin as net income divided by net revenue, expressed as a percentage. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that allow us to evaluate our profitability on a consistent basis across periods by excluding items that management and our Board do not believe are indicative of our core operating performance. We use adjusted EBITDA and adjusted EBITDA margin to supplement GAAP measures of performance and to compare our performance against peer companies utilizing similar measures. See “Non-GAAP Financial Measures and Reconciliations” below for the definitions of adjusted EBITDA and adjusted EBITDA margin, a reconciliation of net income to adjusted EBITDA and the calculation of adjusted EBITDA margin.

Key Components of Consolidated Statements of Income

Net revenue. Substantially all of our consolidated net revenue is generated from tuition-bearing degree programs offered by the University. Under the University’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of courses taken consecutively over the length of the program, and net revenue is recognized evenly over the duration of the course (e.g., daily over five weeks for a five-week course, other than the University’s holiday breaks when no related net revenue is recognized).

Instructional and support. Instructional and support principally consists of costs related to the delivery and administration of our educational programs and includes compensation and related costs (including share-based compensation) for faculty, academic administrators, enrollment and student advisory personnel, credit losses associated with uncollectible accounts receivable, financial aid processing costs and depreciation of applicable property and equipment. Instructional and support also include course development costs (including amortization of related intangible assets) and costs associated with delivering course content.

General and administrative. General and administrative principally consists of compensation and related costs (including share-based compensation) for management and employees in administrative functions, advertising expense, legal and professional fees, information technology infrastructure costs, depreciation of property and equipment associated with our administrative functions, rent and related expenses associated with our corporate facilities and other related costs.

Strategic alternatives, restructuring and other. Strategic alternatives, restructuring and other principally consists of (1) costs associated with exploring and executing strategic alternative and capital market transactions, (2) net lease expense for space we have exited, (3) expense associated with the cybersecurity incident detected in November 2025, including the estimated loss contingency associated with the related class action litigation, (4) certain litigation and regulatory expenses, and (5) other items that we consider unusual or infrequent.

Comparison of Fiscal Years Ended August 31, 2026 and 2025

The following details our consolidated results of operations for fiscal years 2026 and 2025:

	Year Ended August 31,
			% of Net Revenue		% Change
($ in thousands)	2026	2025	2026	2025	2026 versus 2025
Net revenue	$1,016,969	$1,007,192			1.0%
Costs and expenses:
Instructional and support	440,029	435,992	43.3%	43.3%	0.9%
General and administrative	408,619	352,634	40.2%	35.0%	15.9%
Strategic alternatives, restructuring and other	45,660	46,435	4.5%	4.6%	(1.7)%
Total costs and expenses	894,308	835,061	87.9%	82.9%	7.1%
Operating income	122,661	172,131	12.1%	17.1%	(28.7)%
Interest income	8,435	10,458	0.8%	1.0%	(19.3)%
Interest expense	(2,043)	(480)	(0.2)%	—	*
Income before income taxes	129,053	182,109	12.7%	18.1%	(29.1)%
Provision for income taxes	41,003	46,668	4.0%	4.7%	(12.1)%
Net income	88,050	135,441	8.7%	13.4%	(35.0)%
Net loss (income) attributable to noncontrolling interests	811	(1,563)	—	(0.1)%	*
Net income attributable to Phoenix Education Partners, Inc.	$88,861	$133,878	8.7%	13.3%	(33.6)%

*Not meaningful

Net revenue

Net revenue increased $9.8 million, or 1.0%, in fiscal year 2026 compared to fiscal year 2025. The increase was principally attributable to enrollment growth, as measured by Average Total Degreed Enrollment, which increased 2.2% compared to the prior year period primarily due to improved student retention. The increase was partially offset by an increase in discounts primarily resulting from a higher percentage of our enrollment through employer relationships.

Instructional and support

Instructional and support increased $4.0 million, or 0.9%, in fiscal year 2026 compared to fiscal year 2025, and remained flat as a percentage of net revenue at 43.3%. The increase was principally attributable to a $17.3 million increase in compensation and related costs, including an $11.8 million increase in share-based compensation expense resulting from our IPO, partially offset by lower credit losses on accounts receivable of $17.0 million (see Note 1. Nature of Operations and Significant Accounting Policies, Note 5. Accounts Receivable, Net and Note 14. Share-Based Awards and Savings Plan to our audited consolidated financial statements).

General and administrative

General and administrative increased $56.0 million, or 15.9%, in fiscal year 2026 compared to fiscal year 2025, and increased as a percentage of net revenue from 35.0% to 40.2%. The increase was principally attributable to a $42.8 million increase in share-based compensation resulting from our IPO, and higher advertising expense of $9.4 million (see Note 1. Nature of Operations and Significant Accounting Policies and Note 14. Share-Based Awards and Savings Plan to our audited consolidated financial statements).

Strategic alternatives, restructuring and other

Strategic alternatives, restructuring and other includes the following for fiscal years 2026 and 2025:

	Year Ended August 31,
($ in thousands)	2026	2025
Strategic alternatives expense	$7,929	$27,342
Cybersecurity incident expense	12,214	—
Restructuring lease expense, net	9,881	6,365
Litigation charges and regulatory expense(1)	8,719	4,812
Other	6,917	7,916
Strategic alternatives, restructuring and other	$45,660	$46,435

(1)
During fiscal year 2026, we began separately presenting Litigation charges and regulatory expense in the table above, which were previously included in Other. We have reclassified the prior year to conform to our current year presentation.

Strategic alternatives, restructuring and other decreased $0.8 million, or 1.7%, in fiscal year 2026 compared to fiscal year 2025, principally due to lower strategic alternatives expense from a reduction in IPO-related costs and the $12.2 million fee paid in fiscal year 2025 to terminate the strategic transaction with Four Three Education, Inc. The decrease was partially offset by costs associated with the cybersecurity incident detected in November 2025, including a $7.0 million estimated loss contingency related to the class action litigation arising from the incident, an increase in litigation charges and regulatory expense, including a loss contingency related to a separate class action lawsuit and an increase in lease restructuring expense driven by changes in our estimated future cash flows associated with exited space (see Note 15. Commitments and Contingencies to our audited consolidated financial statements).

Interest income

Interest income decreased $2.0 million, or 19.3%, in fiscal year 2026 compared to fiscal year 2025, which was principally attributable to (i) a decrease in the average combined balance of cash and cash equivalents and marketable securities held and (ii) lower interest rate yields.

Interest expense

Interest expense increased $1.6 million in fiscal year 2026 compared to fiscal year 2025 primarily from amortization of deferred financing costs related to our $100.0 million Revolving Facility.

Provision for income taxes

Provision for income taxes decreased $5.7 million, or 12.1%, in fiscal year 2026 compared to fiscal year 2025. Our effective income tax rate in fiscal year 2026 was 31.8% compared to 25.6% in fiscal year 2025. The increase in our effective tax rate was primarily due to the completion of our IPO, which resulted in certain IPO and executive compensation costs becoming nondeductible, partially offset by excess tax benefits from share-based compensation.

Non-GAAP Financial Measures and Reconciliations

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we also provide the following non-GAAP financial measures:

•
Adjusted net income. We define adjusted net income as net income, adjusted to eliminate the impact of restructuring lease expense, net, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, certain tax effects and other items set forth in the applicable table below.1
•
Adjusted net income attributable to Phoenix Education Partners, Inc. We define adjusted net income attributable to Phoenix Education Partners, Inc. as adjusted net income (see definition, including adjustments, above), adjusted to eliminate the impact of net loss (income) attributable to noncontrolling interests, including any portion of special items and share-based compensation attributable to noncontrolling interests.

1 During fiscal year 2026, we began excluding expenses incurred related to a cybersecurity incident detected in November 2025, which we do not believe are representative of our ongoing operations.

•
Adjusted EBITDA. We define adjusted EBITDA as net income, adjusted to eliminate the impact of restructuring lease expense, net, strategic alternatives expense, cybersecurity incident expense, impairment charges and asset disposal losses, litigation charges and regulatory expense, non-cash share-based compensation expense, depreciation and amortization, interest income, net of interest expense, provision for income taxes and certain other items set forth in the applicable table below.1
•
Adjusted EBITDA margin. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue, expressed as a percentage.

Adjusted net income, adjusted net income attributable to Phoenix Education Partners, Inc., adjusted EBITDA and adjusted EBITDA margin are non-GAAP measures and are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of net income and EBITDA are well recognized performance measurements in the education industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties to compare the operating performance of companies in our industry. We believe these non-GAAP measures help compare our performance on a consistent basis across periods and provide an additional analytical tool to assist with identifying underlying trends in our results of operations. While we believe that these non-GAAP measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the comparable GAAP measures.

Adjusted net income, adjusted net income attributable to Phoenix Education Partners, Inc., adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools. Additionally, other companies in our industry may calculate such measures differently than we do, limiting each measure’s usefulness as a comparative measure. Some of these limitations are:

(i)
they do not reflect costs or cash outlays for capital expenditures or contractual commitments;
(ii)
they do not reflect changes in, or cash requirements for, working capital needs;
(iii)
they do not reflect the earnings or charges for matters not considered indicative of ongoing operations; and
(iv)
adjusted EBITDA does not reflect tax expense or the cash requirements to pay taxes.

Because of these limitations, adjusted net income, adjusted net income attributable to Phoenix Education Partners, Inc., adjusted EBITDA and adjusted EBITDA margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Investors should not place undue reliance on this information.

The following tables present reconciliations of net income to adjusted net income and adjusted net income attributable to Phoenix Education Partners, Inc. and net income to adjusted EBITDA and adjusted EBITDA margin for fiscal years 2026 and 2025:

	Year Ended August 31,
($ in thousands)	2026	2025
Net income	$88,050	$135,441
Special items and share-based compensation:
Restructuring lease expense, net(a)	9,881	6,365
Strategic alternatives expense(b)	7,929	27,342
Cybersecurity incident expense(c)	12,214	—
Impairment charges and asset disposal losses(d)	641	185
Litigation charges and regulatory expense(e)	8,719	5,188
Non-cash share-based compensation expense(f)	57,223	2,631
Other(g)	6,276	8,074
Income tax effects of special items and share-based compensation(h)	(17,819)	(12,246)
Adjusted net income	173,114	172,980
Net loss (income) attributable to noncontrolling interests(1)	811	(1,563)
Adjusted net income attributable to Phoenix Education Partners, Inc.	$173,925	$171,417

(1) For the periods presented, no special items or share-based compensation adjustments were attributable to noncontrolling interests.

	Year Ended August 31,
($ in thousands)	2026	2025
Net income	$88,050	$135,441
Restructuring lease expense, net(a)	9,881	6,365
Strategic alternatives expense(b)	7,929	27,342
Cybersecurity incident expense(c)	12,214	—
Impairment charges and asset disposal losses(d)	641	185
Litigation charges and regulatory expense(e)	8,719	5,188
Non-cash share-based compensation expense(f)	57,223	2,631
Depreciation and amortization	23,494	22,013
Interest income, net of interest expense	(6,392)	(9,978)
Provision for income taxes	41,003	46,668
Other(g)	6,276	8,074
Adjusted EBITDA	$249,038	$243,929
Net income margin	8.7%	13.4%
Adjusted EBITDA margin	24.5%	24.2%
Net revenue used in computing net income margin and adjusted EBITDA margin	$1,016,969	$1,007,192

(a)
Restructuring lease expense, net represents non-cancelable lease obligations, including any offset from sublease income, and other related expenses for leased space we have exited as part of our space rationalization plans.
(b)
Strategic alternatives expense generally consists of costs associated with strategic and capital market transactions, including our IPO and offering-related costs, strategic advisory fees, and costs associated with the evaluation or execution of strategic alternatives (see Note 1. Nature of Operations and Significant Accounting Policies to our audited consolidated financial statements).
(c)
Represents expense associated with the cybersecurity incident detected in November 2025, including the estimated loss contingency associated with the related class action litigation (see Note 15. Commitments and Contingencies to our audited consolidated financial statements).
(d)
Represents non-cash impairment charges and asset disposal losses.
(e)
Litigation charges and regulatory expense principally includes charges incurred to defend, settle or otherwise resolve legal matters that fall outside the scope of ordinary or routine litigation incidental to our business and expense associated with a multi-year insurance policy pertaining to borrower defense to repayment claims (see Note 15. Commitments and Contingencies and Note 16. Regulatory Matters to our audited consolidated financial statements). Litigation charges are recorded to General and administrative and Strategic alternatives, restructuring and other in our consolidated statements of income.
(f)
Represents non-cash share-based compensation expense. The increase in share-based compensation expense in fiscal year 2026 compared to fiscal year 2025 resulted from our IPO (see Note 1. Nature of Operations and Significant Accounting Policies and Note 14. Share-Based Awards and Savings Plan to our audited consolidated financial statements).
(g)
Represents other expenses that we do not believe are indicative of our ongoing operations.
(h)
Represents the income tax effect, if any, of these non-GAAP adjustments, calculated using the appropriate statutory tax rates.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations and cash and cash equivalents and marketable securities on hand. We also have liquidity available through our Revolving Facility (see Note 10. Revolving Credit Facility to our audited consolidated financial statements).

Our principal uses of cash are, and we expect to continue to be, payments of our operating expenses, such as employee compensation and related costs, advertising costs, and investments to maintain and enhance our digital technology platform and various technology systems to support and improve the student experience.

On September 30, 2026, we completed the acquisition of Fuel50 for base cash consideration of $31.5 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, plus contingent consideration up to $8.5 million based on the achievement of specified performance milestones through calendar year 2027. See Note 18. Subsequent Events to our audited consolidated financial statements for additional information.

Subsequent to August 31, 2026, we implemented a voluntary separation program for certain employees and initiated separate involuntary workforce reductions. We expect to make approximately $11 million of aggregate cash payments for severance and continued medical benefits in connection with these actions. Substantially all of these payments are expected to occur during the first quarter of fiscal year 2027. See Note 18. Subsequent Events to our audited consolidated financial statements for additional information.

Beginning with our second quarter of fiscal year 2026, we began paying a quarterly cash dividend of $0.21 per common share, which we paid in the second quarter and each subsequent quarter of fiscal year 2026. We currently intend to continue paying quarterly cash dividends, although our Board may reduce, suspend or discontinue dividends at any time without notice to our stockholders. Future dividend declarations will be at the discretion of our Board and will depend on our financial condition, cash flows, capital requirements, contractual or legal restrictions, including those under our Revolving Facility, and other factors considered relevant by our Board. As a holding company, our ability to pay dividends depends principally on distributions from our operating subsidiaries. In the event that we do pay a dividend, we intend to cause our operating subsidiaries to make distributions to us in an amount sufficient to cover such dividend.

On April 3, 2026, our Board adopted a share repurchase program of up to an aggregate of $50.0 million of our common stock. As of August 31, 2026, we have utilized $7.1 million of the authorized amount. We expect that any repurchases under the April 2026 Repurchase Program will be funded using our existing cash and cash equivalents. The timing and amount of any repurchases will depend on a variety of factors, including our stock price, general market conditions, liquidity and capital requirements, and other uses of cash. Repurchases under the April 2026 Repurchase Program may be made from time to time through open market purchases, privately negotiated purchases or other acquisitions of shares of our common stock, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

We believe that our existing cash and cash equivalents, marketable securities, Revolving Facility and cash generated from operating activities will be sufficient to meet our working capital and other cash requirements for the foreseeable future.

Although we currently have substantial liquidity, our ability to deploy currently available liquidity is constrained by our need to maintain a Department of Education financial responsibility composite score of at least 1.5. See Item 1A, “Risk Factors” included in this Annual Report on Form 10-K for a discussion of composite score requirements and calculations.

Cash and cash equivalents, restricted cash and cash equivalents and marketable securities

Our cash and cash equivalents, restricted cash and cash equivalents and marketable securities are placed with high-credit-quality financial institutions. The following provides a summary of these financial instruments as of August 31, 2026 and 2025:

	As of August 31,
($ in thousands)	2026	2025	% Change
Cash and cash equivalents	$159,363	$136,504	16.7%
Restricted cash and cash equivalents	4,516	36,497	(87.6)%
Current marketable securities	137,094	9,005	*
Noncurrent marketable securities	30,758	12,803	*
Total	$331,731	$194,809	70.3%

*Not meaningful. In fiscal year 2026, we invested excess cash and cash equivalents in marketable securities, with total marketable securities purchases, net of sales and maturities, of $145.0 million.

Total cash and cash equivalents (including restricted cash and cash equivalents) and marketable securities (including current and noncurrent marketable securities) increased $136.9 million, or 70.3%, during fiscal year 2026. The increase was principally due to $196.3 million of cash generated from operating activities, which was partially offset by $25.6 million of cash paid for dividends and dividend equivalents, $20.5 million of capital expenditures, $9.1 million of payroll taxes paid on share-based awards, and $7.1 million of common stock repurchases.

See Note 15. Commitments and Contingencies to our audited consolidated financial statements for information on our letter of credit and the related decrease in our restricted cash and cash equivalents balance.

Operating cash flows

The following provides a summary of our operating cash flows during fiscal years 2026 and 2025:

	Year Ended August 31,
($ in thousands)	2026	2025
Net income	$88,050	$135,441
Non-cash items	127,216	115,882
Changes in assets and liabilities, excluding the impact of acquisition	(18,939)	(163,936)
Net cash provided by operating activities	$196,327	$87,387

Fiscal year 2026 – We generated $196.3 million of net cash provided by operating activities, which was principally attributable to net income of $88.1 million and the following:

Adjustments to reconcile net income to net cash provided by operating activities:

•
$57.2 million of share-based compensation;
•
$30.6 million provision for credit losses on accounts receivable;
•
$23.5 million of depreciation and amortization;
•
$8.0 million of deferred income taxes; and
•
$7.2 million of non-cash operating lease expense.

Changes in assets and liabilities:

•
Net outflow of $26.0 million from an increase in accounts receivable (excluding provision for credit losses in non-cash items discussed above);
•
Net outflow of $10.3 million from a decrease in operating lease liabilities from lease payments;
•
Net inflow of $6.8 million from an increase in accounts payable primarily due to timing of payments;
•
Net inflow of $6.3 million from an increase in other liabilities; and
•
Net inflow of $5.0 million from an increase in deferred revenue primarily from course start timing.

Fiscal year 2025 – We generated $87.4 million of net cash provided by operating activities, which was principally attributable to $135.4 million of net income and $115.9 million of non-cash adjustments. This was partially offset by a net cash outflow of $163.9 million from changes in assets and liabilities, which was primarily the result of a decrease in student deposits attributable to a change in the timing of financial aid disbursements for the University’s students. Before the change, financial aid funds were typically disbursed in two installments that generally involved four courses. Such funding was included in student deposits on our consolidated balance sheets until students began subsequent courses. Beginning in July 2024, the University began transitioning to financial aid disbursements by course with students transitioning after they complete their current academic year. Accordingly, student deposits decreased throughout fiscal year 2025 as the University’s students transitioned to single course financial aid disbursements.

Investing cash flows

The following provides a summary of our investing cash flows during fiscal years 2026 and 2025:

	Year Ended August 31,
($ in thousands)	2026	2025
Purchases of property and equipment	$(20,495)	$(22,457)
Marketable securities purchases, maturities and sales, net	(144,998)	4,584
Acquisition, net of cash acquired	—	(1,982)
Other investing activities	(163)	(146)
Net cash used in investing activities	$(165,656)	$(20,001)

Fiscal years 2026 and 2025 – Net cash used in investing activities was $165.7 million and $20.0 million for fiscal years 2026 and 2025, respectively. Net cash used in investing activities for fiscal year 2026 was primarily driven by $145.0 million of net marketable securities purchases and $20.5 million of purchases of property and equipment, substantially all of which related to internal software development. Net cash used in investing activities for fiscal year 2025 was primarily driven by $22.5 million of purchases of property and equipment, substantially all of which related to internal software development, and $2.0 million paid, net of cash acquired, to acquire a controlling interest in Empath, Inc., partially offset by $4.6 million of net marketable securities maturities and sales.

Financing cash flows

The following provides a summary of our financing cash flows during fiscal years 2026 and 2025:

	Year Ended August 31,
($ in thousands)	2026	2025
Common stock repurchased	$(7,077)	$—
Payments of dividends and dividend equivalents	(25,600)	—
Payroll taxes paid on share-based awards	(9,145)	(774)
Proceeds from stock option exercises	2,029	—
Payments of dividends and dividend equivalents to noncontrolling interests	—	(35,379)
Capital distributions to limited partners	—	(214,402)
Net cash used in financing activities	$(39,793)	$(250,555)

Fiscal years 2026 and 2025 – Net cash used in financing activities was $39.8 million and $250.6 million for fiscal years 2026 and 2025, respectively. Net cash used in financing activities for fiscal year 2026 was primarily $25.6 million of payments of dividends and dividend equivalents, $9.1 million of payroll taxes paid on share-based awards and $7.1 million for common stock repurchases. Net cash used in financing activities for fiscal year 2025 was primarily $214.4 million of capital distributions to limited partners and $35.4 million of payments of dividends and dividend equivalents to noncontrolling interests.

Off-Balance Sheet Arrangements

As of August 31, 2026, we had a $28.4 million outstanding letter of credit under our Revolving Facility supporting a sublease. This letter of credit was issued during the third quarter of fiscal year 2026 to replace a cash-collateralized letter of credit. The replacement released the cash collateral supporting the prior letter of credit, thereby reducing restricted cash, while the outstanding letter of credit reduces availability under the Revolving Facility.

Our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2026, the face amount of these surety bonds was less than $1 million.

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

Our significant accounting policies are described in Note 1. Nature of Operations and Significant Accounting Policies to our audited consolidated financial statements. We consider the accounting estimates discussed below to be critical as they involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Our estimates are based on historical experience and other assumptions and information that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Revenue Recognition

Revenue recognition involves significant judgment in our application of the portfolio approach to student contracts and in accounting for certain tuition discount programs. We apply the portfolio approach based on our judgment that our student contracts have sufficiently similar characteristics and that the resulting revenue recognition would not differ materially from evaluating each student contract individually.

Certain of our discount programs provide students with the opportunity to earn increased tuition discounts as they complete specified courses. We apply judgment in determining whether future discounts offered under these programs provide students with a material right. For programs that provide a material right, we estimate the amount of future discounts expected to be earned based principally on historical student persistence and the terms and characteristics of the applicable discount program. The associated amount is recognized in net revenue when the related performance obligation is satisfied, which occurs when the student attends applicable future courses or is no longer eligible for the discount.

The amount and timing of discounts expected to be earned and utilized vary by discount program. Most of our discount programs require students to earn and utilize discounts within a specified 12-month period, which may not align with our fiscal year. As a result, the related contract liability at a balance sheet date is affected by student participation and persistence, the timing of when discounts are earned and utilized and the point within each program’s applicable period at which the balance sheet date occurs. Accordingly, the contract liability may fluctuate from period to period due to these factors even if there has been no material change in the underlying student persistence assumptions.

As of August 31, 2026 and 2025, we had $13.3 million and $13.1 million, respectively, of contract liabilities for discount programs that represent material rights to students. Although the amount of future discounts expected to be earned is dependent on student persistence and program-specific terms and timing, we do not expect reasonably possible changes in the assumptions used to estimate future discounts to have a material impact on our consolidated financial statements.

See Note 1. Nature of Operations and Significant Accounting Policies to our audited consolidated financial statements for more information on revenue recognition.

Allowance for Credit Losses

We maintain an allowance for expected credit losses that reflects our estimate of credit losses expected over the contractual life of our student accounts receivable. Estimating expected credit losses requires significant judgment because future collection activity may differ from historical experience and the composition and characteristics of our receivables may change over time.

Our estimate is principally based on historical collection and write-off experience and considers the aging and other characteristics of our receivables, current student enrollment, current conditions, reasonable and supportable forecasts of future economic conditions and other relevant factors. We apply judgment in determining the extent to which historical collection experience is representative of expected future collections and whether adjustments are necessary to reflect changes in the composition of our receivables or current and expected conditions.

Our allowance for credit losses was $39.3 million and $42.0 million as of August 31, 2026 and August 31, 2025, respectively, which represented 42.7% and 46.1% of gross student receivables as of the respective dates. We recorded a provision for credit losses of $30.6 million and $47.7 million during fiscal years 2026 and 2025, respectively. The lower provision for credit losses in fiscal year 2026 was principally driven by higher student retention. The allowance for expected credit losses as a percentage of gross student receivables is also affected by the aging and composition of receivables at each balance sheet date, which may vary based on factors including the timing of course starts and financial-aid disbursements.

Because our estimate is based principally on historical collection experience, changes in the composition of our receivables, collection trends, student behavior or current and expected economic conditions could result in actual credit losses differing from our estimate and could cause the allowance and related provision for credit losses to increase or decrease in future periods.

For the purpose of sensitivity:

•
A ten percent change in our allowance for credit losses as a percentage of gross student receivables as of August 31, 2026 would have resulted in a pre-tax change in income of approximately $9 million; and
•
If our provision for credit losses were to change by one percent of net revenue for fiscal year 2026, we would have recorded a pre-tax change in income of approximately $10 million.

See Note 1. Nature of Operations and Significant Accounting Policies and Note 5. Accounts Receivable, Net to our audited consolidated financial statements for more information regarding our allowance for credit losses.

Income Taxes

Our accounting for income taxes requires significant judgment in assessing the realizability of deferred tax assets and in recognizing and measuring uncertain tax positions.

Deferred tax assets and valuation allowance. We record a valuation allowance when, based on the weight of available evidence, it is more likely than not that some or all of a deferred tax asset will not be realized. Our assessment requires judgment in evaluating the positive and negative evidence relevant to realization, including recent cumulative pre-tax income and expectations regarding future taxable income. Changes in our operating results, expectations regarding future taxable income or other relevant evidence could change our assessment of the realizability of deferred tax assets and result in recognition or release of a valuation allowance, with a corresponding impact on our provision for income taxes.

As of August 31, 2026 and 2025, we had net deferred tax assets of $24.5 million and $20.6 million, respectively. Our valuation allowance was $2.0 million and $2.7 million as of August 31, 2026 and 2025, respectively, and related to the deferred tax assets of Talent Mobility, Inc. We do not have a valuation allowance for our other deferred tax assets, principally based on our recent cumulative pre-tax income.

Uncertain tax positions. The application of federal, state and local income tax laws and regulations is subject to interpretation and requires judgment in determining whether a tax position is more likely than not to be sustained based on its technical merits and, if so, the amount of tax benefit to recognize. Our assessment considers the facts and circumstances of each position and may be affected by changes in applicable tax laws or interpretations, information obtained during tax examinations, potential settlements with taxing authorities or other developments. As of August 31, 2026 and 2025, we had $27.1 million and $26.6 million of unrecognized tax benefits, excluding interest and penalties, respectively.

There were no material changes during fiscal year 2026 in the significant judgments or assumptions underlying our assessment of the realizability of deferred tax assets or our uncertain tax positions.

Recent Accounting Pronouncements

See Note 1. Nature of Operations and Significant Accounting Policies to our audited consolidated financial statements for recently issued accounting pronouncements adopted or not yet adopted as of the date of this Annual Report on Form 10-K.

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

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) include critical audit matters in the auditor’s report, (iii) provide all of the compensation disclosure that may be required of non-emerging growth public companies; (iv) comply with certain types of new requirements adopted by the PCAOB; and (v) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until August 31, 2031. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to such date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our investments. We invest our excess cash in cash equivalents and marketable securities, including money market funds, U.S. Treasury securities, U.S. agency securities, and investment-grade corporate debt securities and commercial paper. The fair value and investment income of these instruments fluctuate based on changes in market interest rates. A decline in interest rates could adversely affect our future investment income, and we may incur losses in principal if we are required to sell securities that have declined in market value as a result of rising interest rates.

During fiscal year 2026, our investment portfolio generated an average yield of approximately 4%, resulting in interest income of $8.4 million.

Based on the composition of our investments as of August 31, 2026, a hypothetical 100-basis-point increase or decrease in market interest rates would not have a material impact on our consolidated financial statements.

As of August 31, 2026, we had no outstanding borrowings under our Revolving Facility and therefore did not have material exposure to changes in interest rates associated with variable-rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Phoenix Education Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Education Partners, Inc. and subsidiaries (the “Company”) as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended August 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona

November 3, 2026

We have served as the Company’s auditor since 2004.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands, except par value)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$159,363	$136,504
Restricted cash and cash equivalents	4,516	36,497
Marketable securities	137,094	9,005
Accounts receivable, net	54,370	58,957
Prepaid income taxes	4,946	3,160
Other current assets	22,212	21,827
Total current assets	382,501	265,950
Marketable securities	30,758	12,803
Property and equipment, net	37,866	38,846
Goodwill	3,732	3,732
Intangible assets, net	84,817	87,294
Operating lease right-of-use assets, net	34,722	41,920
Deferred income taxes, net	24,520	20,566
Other assets	20,617	22,451
Total assets	$619,533	$493,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,453	$25,696
Accrued compensation and benefits	31,983	28,534
Student deposits	8,508	11,049
Deferred revenue	42,230	37,210
Current operating lease liabilities	10,136	8,948
Other current liabilities	56,971	50,608
Total current liabilities	182,281	162,045
Long-term operating lease liabilities	52,872	64,352
Other long-term liabilities	38,034	27,110
Total liabilities	273,187	253,507
Commitments and contingencies (Note 15 and Note 16)
Equity:(1)
General partner	—	—
Limited partners (35,596 shares outstanding as of August 31, 2025)	—	246,735
Preferred stock ($0.01 par value; 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value; 1,495,000 shares authorized, 36,300 shares issued and outstanding as of August 31, 2026)	363	—
Additional paid-in capital	280,215	—
Retained earnings	63,982	—
Accumulated other comprehensive (loss) income, net	(128)	39
Total Phoenix Education Partners, Inc. equity	344,432	246,774
Noncontrolling interests	1,914	(6,719)
Total equity	346,346	240,055
Total liabilities and equity	$619,533	$493,562

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our IPO, conversion into a corporation and name change.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
(In thousands, except per share data)	2026	2025
Net revenue	$1,016,969	$1,007,192
Costs and expenses:
Instructional and support	440,029	435,992
General and administrative	408,619	352,634
Strategic alternatives, restructuring and other	45,660	46,435
Total costs and expenses	894,308	835,061
Operating income	122,661	172,131
Interest income	8,435	10,458
Interest expense	(2,043)	(480)
Income before income taxes	129,053	182,109
Provision for income taxes	41,003	46,668
Net income	88,050	135,441
Net loss (income) attributable to noncontrolling interests	811	(1,563)
Net income attributable to Phoenix Education Partners, Inc.	$88,861	$133,878
Earnings per share:(1)
Basic	$2.48	$3.77
Diluted	$2.29	$3.51
Shares used in computing earnings per share:
Basic	35,854	35,547
Diluted	38,867	38,108

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our IPO, conversion into a corporation and name change.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2026	2025
Net income	$88,050	$135,441
Other comprehensive loss (net of tax)(1):
Change in fair value of available-for-sale securities	(167)	(6)
Comprehensive income	87,883	135,435
Comprehensive loss (income) attributable to noncontrolling interests	811	(1,563)
Comprehensive income attributable to Phoenix Education Partners, Inc.	$88,694	$133,872

(1)
The tax effect during fiscal years 2026 and 2025 was not material.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock(1) (Shares)	General Partner	Limited Partners	Common Stock (Amount)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Phoenix Education Partners, Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of August 31, 2024	35,501	$—	$327,259	$—	$—	$—	$45	$327,304	$21,626	$348,930
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	4,147	4,147
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(6)	(6)	—	(6)
Share-based compensation	128	—	—	—	—	—	—	—	2,631	2,631
Tax withholdings for share-based award settlements	(33)	—	—	—	—	—	—	—	(586)	(586)
Dividends and dividend equivalents to noncontrolling interests	—	—	—	—	—	—	—	—	(36,100)	(36,100)
Capital distributions to limited partners ($6.16 per share)	—	—	(214,402)	—	—	—	—	(214,402)	—	(214,402)
Net income	—	—	133,878	—	—	—	—	133,878	1,563	135,441
Balance as of August 31, 2025	35,596	—	246,735	—	—	—	39	246,774	(6,719)	240,055
Corporate conversion	—	—	(246,735)	356	236,935	—	—	(9,444)	9,444	—
Change in fair value of available-for-sale securities, net of tax	—	—	—	—	—	—	(167)	(167)	—	(167)
Share-based compensation	—	—	—	—	57,223	—	—	57,223	—	57,223
Shares issued under share-based compensation plans	1,237	—	—	12	2,017	—	—	2,029	—	2,029
Tax withholdings for share-based award settlements	(297)	—	—	(3)	(8,885)	—	—	(8,888)	—	(8,888)
Common stock repurchased	(236)	—	—	(2)	(7,075)	—	—	(7,077)	—	(7,077)
Common stock dividends ($0.63 per share) and dividend equivalents	—	—	—	—	—	(24,879)	—	(24,879)	—	(24,879)
Net income (loss)	—	—	—	—	—	88,861	—	88,861	(811)	88,050
Balance as of August 31, 2026	36,300	$—	$—	$363	$280,215	$63,982	$(128)	$344,432	$1,914	$346,346

(1)
See Note 1. Nature of Operations and Significant Accounting Policies for a description of our IPO, conversion into a corporation and name change.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2026	2025
Operating activities:
Net income	$88,050	$135,441
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	57,223	2,631
Depreciation and amortization	23,494	22,013
Non-cash lease expense	7,198	7,153
Impairment charges and asset disposal losses	641	185
Provision for credit losses on accounts receivable	30,626	47,674
Deferred income taxes	8,034	36,226
Changes in assets and liabilities, excluding the impact of acquisition:
Accounts receivable	(26,039)	(55,386)
Prepaid income taxes	(1,786)	(2,289)
Other assets	178	(677)
Accounts payable	6,757	(7,797)
Accrued compensation and benefits	3,449	(5,405)
Student deposits	(2,541)	(72,774)
Deferred revenue	5,020	(7,983)
Operating lease liabilities	(10,292)	(10,915)
Other liabilities	6,315	(710)
Net cash provided by operating activities	196,327	87,387
Investing activities:
Purchases of property and equipment	(20,495)	(22,457)
Purchases of marketable securities	(183,386)	(32,828)
Sales of marketable securities	14,758	14,376
Maturities of marketable securities	23,630	23,036
Acquisition, net of cash acquired	—	(1,982)
Other investing activities	(163)	(146)
Net cash used in investing activities	(165,656)	(20,001)
Financing activities:
Common stock repurchased	(7,077)	—
Payments of dividends and dividend equivalents	(25,600)	—
Payroll taxes paid on share-based awards	(9,145)	(774)
Proceeds from stock option exercises	2,029	—
Payments of dividends and dividend equivalents to noncontrolling interests	—	(35,379)
Capital distributions to limited partners	—	(214,402)
Net cash used in financing activities	(39,793)	(250,555)
Net change in cash and restricted cash	(9,122)	(183,169)
Cash and restricted cash, beginning of period	173,001	356,170
Cash and restricted cash, end of period	$163,879	$173,001
Supplemental disclosure information:
Total income taxes paid, net of refunds received	$34,754	$12,761
Noncontrolling interest issued in business combination	$—	$4,147

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Phoenix Education Partners, Inc. (“Phoenix Education Partners”, and together with its subsidiaries, the “Company”, “we”, “us”, or “our”) is a Delaware corporation. Prior to October 7, 2025, we operated as a Delaware limited partnership under the name AP VIII Queso Holdings, L.P. (“Queso”). On October 7, 2025, Queso converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Phoenix Education Partners, Inc. (the “Corporate Conversion”). In connection with the Corporate Conversion, all 1,028,000 outstanding limited partnership units of Queso were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Phoenix Education Partners holds all of the property and assets and assumed all of the debts and obligations of Queso.

We, through our subsidiary, principally operate The University of Phoenix, Inc. (the “University”), which offers undergraduate, graduate, certificate and non-degree educational programs and services principally online to working adults in the United States. Phoenix Education Operating Corp. (“PEOC”) is our direct wholly owned subsidiary and the direct parent of the University.

Initial Public Offering

On October 10, 2025, we completed an initial public offering (the “IPO”) in which certain existing stockholders sold 4,250,000 shares of our common stock at a public offering price of $32.00 per share. On October 15, 2025, the selling stockholders sold an additional 637,500 shares pursuant to the underwriters’ option to purchase additional shares. The selling stockholders received all proceeds from the IPO, and we did not issue or sell any shares or receive any proceeds. As a result, we expensed $4.5 million and $10.5 million of IPO-related offering costs during fiscal years 2026 and 2025, respectively, which are included in strategic alternatives, restructuring and other on our consolidated statements of income.

Prior to the IPO, we indirectly owned approximately 98% of the outstanding shares of the University’s common stock. In connection with the Corporate Conversion and IPO, all shares of the University’s common stock owned by persons other than the Company were converted into shares of our common stock on a one-for-one basis. We issued 790,714 shares of our common stock in the conversion, and the University became a wholly owned subsidiary of PEOC.

We retained a controlling financial interest in the University before and after the Corporate Conversion and IPO and, accordingly, the conversion was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in ownership, and the resulting difference was recognized in equity attributable to Phoenix Education Partners, Inc.

In connection with the IPO, the Phoenix Education Partners, Inc. 2025 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and the Phoenix Education Partners, Inc. Employee Stock Purchase Plan (the “ESPP”) became effective. We also modified certain outstanding awards granted under the University of Phoenix, Inc. Management Equity Plan (the “UOPX Plan”) prior to the IPO and granted restricted stock units, performance share units and unrestricted shares under the Omnibus Incentive Plan. See Note 14. Share-Based Awards and Savings Plan for additional information.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, we have applied retrospective presentation to our earnings per share for all periods presented in our financial statements to reflect the shares of common stock resulting from our IPO. Refer to Note 13. Earnings Per Share for additional information.

Beginning in the first quarter of fiscal year 2026 and after the IPO, we began separately presenting tax withholdings for share‑based award settlements and dividends and dividend equivalents to noncontrolling interests on our consolidated statements of equity and consolidated statements of cash flows. We have reclassified prior periods to conform to our current period presentation.

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

Principles of Consolidation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of Phoenix Education Partners, our wholly owned subsidiaries and other subsidiaries that we control. Intercompany transactions and balances are eliminated in consolidation.

We recognize noncontrolling interests for ownership interests in consolidated subsidiaries not attributable to the Company and allocate net income or loss to noncontrolling interests generally based on the respective ownership interests.

Revenue Recognition

We recognize revenue in a manner to depict the transfer of goods or services to our customers at an amount that reflects the consideration we expect to receive in exchange for our goods or services. The University generates all of our consolidated net revenue, and substantially all of the University’s net revenue is generated from tuition-bearing degree programs. Students may fund their education using a single source or combination of sources, including loans and grants from U.S. federal financial aid programs established under Title IV of the Higher Education Act and related regulations (“Title IV”), military benefit programs, employer tuition assistance and personal funds.

We apply the portfolio approach to revenue recognition because the terms and characteristics of the University’s student contracts are sufficiently similar, including the terms of enrollment agreements, refund policies and payment arrangements. We do not expect the resulting revenue recognition to differ materially from the amount that would be recognized if each student contract were evaluated separately.

Under the University’s non-term academic delivery model, students generally enroll in a program of study encompassing a series of courses taken consecutively over the length of the program. Each course represents one performance obligation that the University satisfies over time and, accordingly, time elapsed (an output method) is used to recognize revenue evenly over the duration of the course (e.g., daily over a five-week course). For students who participate in the University’s risk-free, three-week program during their first credit-bearing course, the University does not recognize revenue for the risk-free period until students continue beyond the risk-free period, which is when the contract with the student has commercial substance.

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

Discounts are generally recognized over the period of instruction in the same manner as the related revenue to which the discount relates. Additionally, the University offers certain discount programs which provide students with the opportunity to earn increased tuition discounts as they take certain courses. The University evaluates such programs to determine whether the future discounts represent a material right to the student. If the future discounts represent a material right, we estimate the amount of these future discounts based on historical experience with student persistence and recognize the associated amount when the performance obligation is satisfied, which is either when the student attends applicable future courses or is no longer eligible for the discount. As of August 31, 2026 and 2025, we had $13.3 million and $13.1 million, respectively, of contract liabilities for discount programs that represent material rights to students that are included in other current liabilities on our consolidated balance sheets.

As of August 31, 2026 and 2025, in addition to the material rights discussed above, we had contract liabilities consisting of deferred revenue and student deposits as reflected on our consolidated balance sheets. Changes in contract liabilities primarily result from the timing of financial aid disbursements, course starts and our performance under student contracts. The substantial majority of our deferred revenue and student deposits balances as of a respective period end will be recognized in net revenue during the sequential quarter due to course start timing and course duration.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and support costs on our consolidated statements of income and were $3.9 million and $3.8 million during fiscal years 2026 and 2025, respectively.

Sales and other indirect taxes collected from students and remitted to taxing authorities are excluded from net revenue. Collected but unremitted sales and other indirect taxes are included as a liability on our consolidated balance sheets and are not material.

Allowance for Credit Losses

We reduce accounts receivable by an allowance for expected credit losses. The allowance reflects our estimate of credit losses expected over the contractual life of the receivables and is based on historical collection and write-off experience, current student enrollment, aging of receivables, current conditions, reasonable and supportable forecasts of future economic conditions, and other relevant factors. Estimating expected credit losses requires judgment because future collection activity may differ from historical experience and the composition and characteristics of our receivables may change over time. Accounts receivable are written off when deemed uncollectible, which typically occurs after collection efforts have ceased.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less from the date we purchase the investment to be cash equivalents. Our cash and cash equivalents are held with high-credit-quality financial institutions. Certain balances may exceed amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on our cash and cash equivalents.

Restricted cash and cash equivalents are presented separately from cash and cash equivalents on our consolidated balance sheets. Restricted cash primarily represents Title IV funds held for students that result in credit balances on student accounts. These funds are restricted pursuant to the terms of the University’s program participation agreement (“PPA”) with the U.S. Department of Education (the “Department of Education”) and such terms and conditions are the only restriction on use of the funds. The August 31, 2025 balance also included cash collateral supporting a letter of credit related to a sublease. During fiscal year 2026, we replaced the cash-collateralized letter of credit with a letter of credit issued under our senior secured revolving credit facility, releasing the related collateral and reducing restricted cash. See Note 15. Commitments and Contingencies.

The following provides a reconciliation of cash and restricted cash as presented on our consolidated statements of cash flows as of August 31:

($ in thousands)	2026	2025
Cash and cash equivalents	$159,363	$136,504
Restricted cash and cash equivalents	4,516	36,497
Total cash and restricted cash	$163,879	$173,001

Marketable Securities

We invest excess cash in money market funds and marketable debt securities, including U.S. Treasury and agency securities, commercial paper and corporate debt securities. Investments with original maturities greater than three months are classified as marketable securities. Marketable securities with remaining contractual maturities of twelve months or less are classified as current assets, and those with remaining contractual maturities greater than twelve months are classified as noncurrent assets.

We classify our marketable debt securities as available-for-sale and report at fair value. Unrealized gains and the noncredit component of unrealized losses, net of tax, are recorded in accumulated other comprehensive (loss) income, net. Credit losses are recognized in earnings through an allowance for credit losses.

We evaluate available-for-sale debt securities for impairment at each reporting date. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the amortized cost basis is written down to fair value through earnings. Otherwise, any credit-related impairment is recognized in earnings through an allowance for credit losses, limited to the amount by which the amortized cost basis exceeds fair value, and any remaining unrealized loss is recognized in other comprehensive income.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property and Equipment, Net

Property and equipment is recorded at cost less accumulated depreciation. We capitalize certain costs to internally develop software, consisting primarily of direct labor associated with creating the software. Software development projects generally include three stages: the preliminary project stage, the application development stage, and the post-implementation/operation stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized, which primarily include costs related to application design, coding, and testing.

Our construction in progress principally represents internally developed software. Construction in progress is recorded at cost and depreciation begins when the related asset is ready for its intended use. Costs of repairs and maintenance are expensed as incurred.

Property and equipment is depreciated using the straight-line method over the following useful lives:

Software	3 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

Business Combinations

We include the results of operations of acquired businesses beginning on the acquisition date. We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed at fair value. The excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed is recorded as goodwill. We expense transaction costs associated with business combinations as incurred.

Goodwill, Intangible Assets and Other Long-Lived Assets

We assign indefinite useful lives to intangible assets when there are no legal, regulatory, contractual, competitive, economic or other factors that limit the period over which the assets are expected to contribute to cash flows. Indefinite-lived intangible assets are not amortized. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

We test goodwill for impairment annually as of July 1 and between annual tests when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may first perform a qualitative assessment to determine whether a quantitative impairment test is necessary. If a quantitative test is performed, we compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds fair value.

We test indefinite-lived intangible assets for impairment annually as of July 1 and between annual tests when events or changes in circumstances indicate that it is more likely than not that an asset is impaired. We may first perform a qualitative assessment to determine whether a quantitative impairment test is necessary. If a quantitative test is performed, we compare the fair value of the indefinite-lived intangible asset with its carrying amount and recognize an impairment loss for any excess of carrying amount over fair value.

We evaluate finite-lived intangible assets and other long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability is assessed at the asset-group level by comparing the carrying amount of the applicable asset group with the undiscounted cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value.

The evaluation of goodwill, intangible assets or other long-lived assets for impairment requires significant judgment. In performing qualitative assessments, we consider factors such as general economic conditions, industry and market conditions, financial performance, changes in key business drivers, long-term operating plans and changes in assumptions used in prior fair value analyses. When quantitative testing is required, we generally estimate fair value using an income approach, a market approach or a combination of both. These measurements generally use significant unobservable inputs and are classified within Level 3 of the fair value hierarchy.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Leases

We determine whether an arrangement is or contains a lease at inception and classify leases as either operating or finance leases. We have elected not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with initial terms of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

At lease commencement, we recognize a ROU asset and lease liability. The lease liability is measured at the present value of fixed lease payments over the lease term, and the ROU asset is measured based on the lease liability, adjusted for prepaid or accrued lease payments, lease incentives and initial direct costs. Lease cost for our operating leases is recognized on a straight-line basis over the lease term. We did not have any finance leases in fiscal years 2026 or 2025.

We have elected not to separate lease and non-lease components for all classes of underlying assets and account for each lease and its associated non-lease components as a single lease component. Variable lease payments that are not included in the measurement of the lease liability are recognized as expense in the period incurred.

When the interest rate implicit in a lease is not readily determinable, we use our incremental borrowing rate to measure the lease liability. Our incremental borrowing rate is based on U.S. Treasury yield curve rates adjusted for our credit risk and the term and collateral characteristics of the lease.

Restructuring Charges

Restructuring charges principally include costs associated with exited leased space, severance and other employee separation costs, and other exit activities.

For exited leased space, restructuring liabilities are recognized when the related contract is terminated or when we cease using the leased space. The remaining liability consists of estimated future non-rent executory costs from leases exited prior to adopting the new lease accounting standard.

Severance and other employee separation costs are recognized when the affected employees are notified, unless the employees are required to provide future service to receive the benefits, in which case the costs are recognized over the required service period.

Changes in the estimated timing or amount of cash flows associated with restructuring obligations are recognized in the period of change using the discount rate applied at initial measurement. Changes resulting from the passage of time are recognized as accretion expense. Adjustments to restructuring obligations, including accretion expense, are included in strategic alternatives, restructuring and other on our consolidated statements of income.

Debt Issuance Costs

Costs incurred to establish the senior secured revolving credit facility are deferred and presented in other noncurrent assets on our consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the facility, and the amortization is included in interest expense on our consolidated statements of income. Commitment fees on the unused portion of the facility are expensed as incurred and included in interest expense. See Note 10. Revolving Credit Facility for additional information.

Loss Contingencies

We are subject to claims and contingencies arising in the ordinary course of business, including matters related to regulation, litigation, business transactions, employees and taxes.

We assess the likelihood of loss when we become aware of a claim or potential claim. We record a liability when a loss is probable and the amount or range of loss can be reasonably estimated. Anticipated recoveries from third parties, including insurers, are not offset against the liability and are recognized separately when recovery is probable.

If a loss is not probable or cannot be reasonably estimated, we disclose the matter when a loss is reasonably possible and the potential exposure could be material. Legal costs are expensed as incurred.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-Based Compensation

We classify share-based awards as either equity or liabilities based on the terms of the awards and applicable accounting guidance. Equity awards are measured based on grant-date fair value and are not subsequently remeasured unless modified. We did not have any liability classified awards in fiscal years 2026 or 2025.

Compensation cost for awards with only service conditions is recognized over the requisite service period, generally on a straight-line basis. Compensation cost for awards with performance conditions is recognized when achievement of the applicable performance condition is probable, based on the number of awards expected to vest. For awards with a market condition, the effect of the market condition is reflected in the grant-date fair value of the award, and compensation cost is recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. We account for forfeitures when they occur.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. The fair value of awards containing market conditions is estimated using a Monte Carlo simulation or another appropriate valuation technique.

The accounting for a modification of a share-based award depends on the terms and conditions of the original and modified awards. A modification is generally accounted for as an exchange of the original award for a new award with incremental compensation cost recognized for the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before the modification. See Note 14. Share-Based Awards and Savings Plan for information regarding our share-based compensation arrangements and IPO-related award modifications.

Income Taxes

We are subject to the income tax laws of the United States, which are complex and subject to differing interpretations. We recognize current income taxes payable or refundable and deferred tax assets and liabilities for the future tax consequences of events recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the related temporary differences are recovered or settled. Changes resulting from newly enacted tax rates are recognized in earnings in the period of enactment. We record a valuation allowance when it is more likely than not that some or all of our deferred tax assets will not be realized.

We recognize a tax benefit from an uncertain tax position only when it is more likely than not, based solely on the technical merits, that the position will be sustained upon examination. The amount recognized is the largest benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. We derecognize a previously recognized tax benefit when the position no longer meets the recognition threshold. Interest and penalties related to unrecognized tax benefits are included in provision for income taxes on our consolidated statements of income.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $190.9 million and $181.5 million during fiscal years 2026 and 2025, respectively, and are included in general and administrative expenses on our consolidated statements of income.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Phoenix Education Partners, Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution from outstanding share-based awards and other potentially dilutive securities using the treasury stock method, when applicable. Potential common shares are excluded from diluted earnings per share when their effect would be antidilutive. Contingently issuable shares, including certain performance share units, are included in diluted earnings per share only when the applicable conditions have been satisfied as of the end of the reporting period, assuming the end of the reporting period were the end of the contingency period.

Share Repurchases

Shares of common stock repurchased by the Company are retired upon repurchase. The par value of the retired shares is recorded as a reduction of common stock, and the repurchase price and direct transaction costs in excess of par value are recorded as a reduction of additional paid-in capital. Applicable excise taxes, if any, are included in the cost of the repurchased shares.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Related Party Transactions

Prior to the IPO, we paid affiliates of Apollo Global Management, Inc. (“Apollo”) and The Vistria Group, LP (“Vistria”) for management consulting and advisory services. Our management consulting agreements with Apollo and Vistria terminated upon pricing of the IPO. Amounts paid for these services during fiscal year 2026 were immaterial, and we paid approximately $2 million during fiscal year 2025.

We remain a controlled company of Apollo following the IPO and enter into transactions with certain Apollo-affiliated portfolio companies in the ordinary course of business. We paid Rackspace Technology, Inc. $7.0 million and $4.8 million during fiscal years 2026 and 2025, respectively, for technology services.

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

Recently Adopted Accounting Standards

Income Taxes – Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances annual disclosures relating primarily to the effective income tax rate reconciliation and income taxes paid by jurisdiction. We adopted ASU 2023-09 on September 1, 2025 using the prospective transition method. The adoption resulted in additional disclosures, but did not affect our consolidated financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

Financial Instruments – Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that permits entities, when estimating expected credit losses for current accounts receivable and current contract assets, to assume that conditions existing at the balance sheet date will remain unchanged over the remaining life of the assets. The guidance is effective for our fiscal year beginning September 1, 2026, including interim periods within that fiscal year. We intend to elect the practical expedient and do not expect the adoption of the guidance to have a material impact on our financial position, results of operations or cash flows.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires additional interim and annual disclosures about specified expenses included in certain income statement captions and additional disclosures regarding selling expenses. The guidance is effective for our fiscal year beginning September 1, 2027 and for interim periods beginning September 1, 2028. The guidance may be applied prospectively or retrospectively. We are evaluating the transition method and the effect adoption will have on our financial statement disclosures.

Intangibles Goodwill and Other – Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance removes references to software-development project stages and requires capitalization to begin when management has authorized and committed to funding the project and it is probable that the project will be completed and used to perform its intended function. The guidance is effective for our fiscal year beginning September 1, 2028, including interim periods within that fiscal year. We are evaluating the effect adoption may have on our consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the applicability of interim reporting guidance and the form and content of interim financial statements. The guidance is effective for our fiscal year beginning September 1, 2028, including interim periods within that fiscal year. We are evaluating the effect adoption may have on our interim financial statement disclosures.

Note 2. Strategic Alternatives, Restructuring and Other

Strategic alternatives, restructuring and other includes the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Strategic alternatives expense	$7,929	$27,342
Cybersecurity incident expense	12,214	—
Restructuring lease expense, net	9,881	6,365
Litigation charges and regulatory expense(1)	8,719	4,812
Other	6,917	7,916
Strategic alternatives, restructuring and other	$45,660	$46,435

(1)
During fiscal year 2026, we began separately presenting Litigation charges and regulatory expense in the table above, which were previously included in Other. We have reclassified the prior year to conform to our current year presentation.

Strategic alternatives represents costs associated with our IPO, other capital market transactions, and the evaluation of other strategic alternatives. Strategic alternatives expense decreased during fiscal year 2026 compared with fiscal year 2025 primarily due to lower IPO-related costs and the absence of a $12.2 million termination fee incurred in fiscal year 2025 in connection with the termination of the proposed sale of substantially all of the University’s assets to Four Three Education, Inc.

See Note 1. Nature of Operations and Significant Accounting Policies for information on our IPO, Note 15. Commitments and Contingencies for information on the cybersecurity incident and related loss contingency, as well as a separate class action lawsuit, and Note 9. Other Liabilities for information on lease restructuring.

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

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 4. Financial Instruments

The following summarizes our cash and cash equivalents, restricted cash and cash equivalents and marketable securities by financial instrument category as of the respective periods:

	August 31, 2026
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$49,283	$—	$—	$49,283	$49,283	$—	$—
Level 1:
Money market funds	114,596	—	—	114,596	114,596	—	—
U.S. Treasury securities	43,660	2	(5)	43,657	—	43,657	—
Level 2:
U.S. agency securities	20,497	—	(60)	20,437	—	7,486	12,951
Commercial paper	84,459	—	(1)	84,458	—	84,458	—
Corporate debt securities	19,406	—	(106)	19,300	—	1,493	17,807
Total	$331,901	$2	$(172)	$331,731	$163,879	$137,094	$30,758

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	August 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Current Marketable Securities	Noncurrent Marketable Securities
Cash	$129,113	$—	$—	$129,113	$129,113	$—	$—
Level 1:
Money market funds	39,574	—	—	39,574	39,574	—	—
Level 2:
Corporate debt securities	26,070	71	(19)	26,122	4,314	9,005	12,803
Total	$194,757	$71	$(19)	$194,809	$173,001	$9,005	$12,803

(1)
Cash and cash equivalents includes restricted cash and cash equivalents.

We measure our financial instruments at fair value on a recurring basis as follows:

•
Money market funds and U.S. Treasury securities—We use Level 1 inputs that primarily consist of real-time quotes for transactions in active exchange markets involving identical assets.
•
Other financial instruments—We use a market approach with Level 2 observable inputs for all other securities. The Level 2 inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active.

Our marketable securities have maturities that occur within three years. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, investment yield and credit risk management. We have not recognized significant gains or losses related to such sales. Additionally, all of our securities are investment grade and are classified as available-for-sale.

As of August 31, 2026 and 2025, we had no allowance for credit losses on our available-for-sale debt securities and recognized no credit losses on such securities in earnings during fiscal years 2026 and 2025.

Note 5. Accounts Receivable, Net

Accounts receivable, net consists of the following as of August 31:

($ in thousands)	2026	2025
Student accounts receivable	$91,894	$91,127
Allowance for credit losses	(39,280)	(42,000)
Net student accounts receivable	52,614	49,127
Other receivables	1,756	9,830
Accounts receivable, net	$54,370	$58,957

The student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is insignificant relative to the total student receivables.

The following summarizes the activity in allowance for credit losses during the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Beginning allowance for credit losses	$42,000	$49,200
Provision for credit losses on accounts receivable	30,626	47,674
Write-offs, net of recoveries	(33,346)	(54,874)
Ending allowance for credit losses	$39,280	$42,000

Our provision for credit losses on accounts receivable decreased by $17.0 million in fiscal year 2026 compared to fiscal year 2025 principally due to higher student retention.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following as of August 31:

($ in thousands)	2026	2025
Software	$50,989	$47,708
Leasehold improvements (includes tenant improvement allowances)	8,012	7,865
Furniture and equipment	6,722	6,221
Gross property and equipment, less any construction in progress	65,723	61,794
Accumulated depreciation	(33,211)	(28,523)
Property and equipment, net, less any construction in progress	32,512	33,271
Construction in progress	5,354	5,575
Property and equipment, net	$37,866	$38,846

Depreciation expense was the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Software depreciation	$16,856	$15,508
Other depreciation	3,998	3,734
Depreciation expense	$20,854	$19,242

Note 7. Goodwill and Intangibles

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the net identifiable assets acquired and liabilities assumed. There were no additions to goodwill or goodwill impairment losses during fiscal year 2026. See Note 3. Acquisition for goodwill acquired in fiscal year 2025.

Intangible assets consist of the following as of the respective periods:

	August 31, 2026			August 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Curriculum	$660	$(361)	$299	$659	$(301)	$358
Technology(1)	7,254	(4,836)	2,418	7,254	(2,418)	4,836
Total finite-lived intangible assets	7,914	(5,197)	2,717	7,913	(2,719)	5,194
Trademark	20,600	—	20,600	20,600	—	20,600
Accreditation	61,500	—	61,500	61,500	—	61,500
Total indefinite-lived intangible assets	82,100	—	82,100	82,100	—	82,100
Total intangible assets, net	$90,014	$(5,197)	$84,817	$90,013	$(2,719)	$87,294

(1)
As disclosed in Note 3. Acquisition, we acquired certain intangible assets in fiscal year 2025.

Our finite-lived intangible assets are amortized on a straight-line basis. Amortization expense in fiscal years 2026 and 2025 was $2.6 million and $2.8 million, respectively.

The weighted-average remaining useful life of our finite-lived intangible assets as of August 31, 2026 was approximately 1.1 years. The estimated future amortization expense of our finite-lived intangible assets as of August 31, 2026 is as follows:

($ in thousands)	2027	2028	2029	2030	2031	Total
Estimated future amortization expense	$2,593	$93	$31	$—	$—	$2,717

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8. Leases

We lease office space under an operating lease arrangement and the lease cost is included in instructional and support, general and administrative, and strategic alternatives, restructuring and other expense, as applicable, on our consolidated statements of income.

The components of lease cost and sublease income were as follows during the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Operating lease cost	$12,879	$13,638
Variable lease cost	3,086	2,628
Less: Sublease income(1)	(6,298)	(6,003)
Total lease cost, net	$9,667	$10,263

(1)
Sublease income represents all of our consolidated lease income and is recorded as an offset to lease expense in strategic alternatives, restructuring and other on our consolidated statements of income. As of August 31, 2026, we expect to recognize $30.5 million of additional sublease income through the sublease termination in March 2031.

Short-term lease costs were not material in fiscal years 2026 and 2025.

Future payments related to our operating lease liabilities were as follows for periods subsequent to August 31, 2026:

($ in thousands)
2027	$14,920
2028	16,590
2029	16,922
2030	17,260
2031	10,185
Total operating lease payments	75,877
Less: imputed interest	(12,869)
Present value of operating lease liabilities	63,008
Less: current operating lease liabilities	(10,136)
Long-term operating lease liabilities	$52,872

The following provides supplemental information related to leases for the respective periods:

	Year Ended August 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$16.0 million	$17.4 million
Operating lease ROU assets obtained in exchange for lease liabilities	None	None
Weighted-average remaining operating lease term	4 years	5 years
Weighted-average operating lease discount rate	8.6%	8.6%

Note 9. Other Liabilities

Other current liabilities consist of the following as of August 31:

($ in thousands)	2026	2025
Accrued advertising	$13,596	$14,740
Contract liabilities for discount programs	13,252	13,079
Estimated loss contingencies(1)	10,700	—
Restructuring obligations(2)	3,435	2,991
Other	15,988	19,798
Total other current liabilities	$56,971	$50,608

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other long-term liabilities consist of the following as of August 31:

($ in thousands)	2026	2025
Uncertain tax positions(3)	$23,927	$11,994
Restructuring obligations(2)	11,569	12,909
Other	2,538	2,207
Total other long-term liabilities	$38,034	$27,110

(1)
Estimated loss contingencies as of August 31, 2026 relate to the litigation matters discussed in Note 15. Commitments and Contingencies.
(2)
Our restructuring represents the rationalization of our leased administrative office space. Our total liability, including current and long-term balances, was $15.0 million and $15.9 million as of August 31, 2026 and 2025, respectively. The liability represents the present value of future estimated non-rent, executory costs associated with exited space for a lease that terminates in March 2031. The decrease in the liability during fiscal year 2026 was principally attributable to payments related to such lease partially offset by an increase in our estimated future cash flows associated with exited space. The estimated gross, undiscounted, obligation associated with this liability was approximately $17 million as of August 31, 2026.
(3)
Our uncertain tax positions principally relate to a worthless stock deduction taken in fiscal year 2019 for which we have recorded an uncertain tax position liability as we use the net operating losses associated with the unrecognized tax benefits.

Note 10. Revolving Credit Facility

On November 13, 2025, we entered into a senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Facility”). The Revolving Facility is available for general corporate purposes, including letters of credit, for the Company and its subsidiaries. The Revolving Facility matures on November 13, 2030. Borrowings under the Revolving Facility bear interest at a rate equal to, at our option, either (a) a term Secured Overnight Financing Rate (“SOFR”) (subject to a floor of zero), plus an applicable margin of 2.50% per annum or (b) a base rate (subject to a floor of 1.00%) determined by reference to the highest of (i) the greater of the federal funds effective rate and the overnight bank funding rate, in each case plus 0.50% per annum, (ii) the rate of interest per annum determined by the administrative agent under the Revolving Facility as its prime commercial lending rate for loans denominated in U.S. dollars and (iii) the one-month term SOFR plus 1.00% per annum, plus an applicable margin of 1.50% per annum. The Revolving Facility also has a commitment fee equal to 0.375% per annum of the unutilized commitments.

In addition, the Revolving Facility requires us to comply on a quarterly basis with a maximum leverage ratio if borrowings under the Revolving Facility on such date exceed 35% of the then outstanding commitments under the Revolving Facility. As of August 31, 2026, we were in compliance with the terms and conditions of the Revolving Facility.

As of August 31, 2026, we had no outstanding borrowings under the Revolving Facility (with an outstanding letter of credit of $28.4 million under the Revolving Facility) (see Note 15. Commitments and Contingencies).

Note 11. Income Taxes

All of our income before income taxes was generated in the United States in fiscal years 2026 and 2025. The provision for income taxes consists of the following during the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Current:
U.S. federal	$37,677	$17,373
State and local	7,229	5,095
Total current	44,906	22,468
Deferred:
U.S. federal	(3,949)	20,473
State and local	46	3,727
Total deferred	(3,903)	24,200
Provision for income taxes	$41,003	$46,668

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Effective Tax Rate Reconciliation

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on September 1, 2025 using the prospective transition method. Accordingly, the new disclosures resulting from our adoption are presented for fiscal year 2026, while comparative fiscal year 2025 information continues to be presented in accordance with the prior disclosure requirements.

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as follows for fiscal year 2026:

	Year Ended August 31, 2026
($ in thousands)	Amount	Percent
U.S. federal statutory income tax rate	$27,101	21.0%
State and local income taxes, net of federal income tax(1)	5,781	4.5%
Changes in valuation allowance	(482)	(0.4)%
Nontaxable or nondeductible items:
Limitations on executive compensation	5,500	4.3%
IPO costs	3,136	2.5%
Excess tax benefits from share-based awards	(1,785)	(1.4)%
Other	668	0.5%
Changes in unrecognized tax benefits	1,084	0.8%
Provision for income taxes	$41,003	31.8%

(1)
State income taxes in Arizona, California, Georgia, Illinois, Pennsylvania and New Jersey comprised the majority of the tax effect in this category.

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate of 21% as follows for fiscal year 2025:

($ in thousands)	Year Ended August 31, 2025
Provision for income taxes at the statutory U.S. federal income tax rate	$38,243
Effect of:
State income taxes, net of federal benefit	6,684
Other, net	1,741
Provision for income taxes	$46,668

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred Income Taxes

Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2026	2025
Deferred tax assets:
Allowance for credit losses	$9,005	$9,494
Lease restructuring liability	3,688	3,907
Operating lease liabilities	15,490	18,014
Net operating loss carryforward(1)	12,791	13,337
Share-based compensation	8,216	5,865
Other	8,500	4,932
Gross deferred tax assets	57,690	55,549
Valuation allowance(2)	(2,040)	(2,749)
Deferred tax assets, net of valuation allowance	55,650	52,800
Deferred tax liabilities:
Intangibles	20,049	20,395
Operating lease right-of-use assets	8,536	10,302
Other	2,545	1,537
Gross deferred tax liabilities	31,130	32,234
Deferred income taxes, net	$24,520	$20,566

(1)
As of August 31, 2026, we had $7.1 million of state net operating losses that carry forward indefinitely and $253.7 million that expire in various years beginning in 2037 through 2039. In addition, Talent Mobility, Inc. (see Note 3. Acquisition) has $9.2 million of federal net operating losses that carry forward indefinitely, $0.1 million of state net operating losses that carry forward indefinitely, and $2.6 million of state net operating losses that expire in various years beginning in 2040 through 2044. The Talent Mobility, Inc. net operating loss carryforwards are only available to offset taxable income generated by Talent Mobility, Inc. The utilization of both the Company’s and Talent Mobility, Inc.’s net operating loss carryforwards may be subject to annual limitations due to ownership change provisions, as applicable, under income tax laws.
(2)
During fiscal year 2025, we recorded a full valuation allowance for deferred taxes related to our Talent Mobility, Inc. operations. We have not recorded a valuation allowance for any other deferred tax assets principally based on our recent cumulative pre-tax income.

Income Taxes Paid

Income taxes paid, net of refunds received, were as follows during fiscal year 2026:

($ in thousands)	2026
U.S. federal	$29,000
State and local	5,754
Total income taxes paid, net of refunds received	$34,754

No individual state or local jurisdiction exceeded 5% of total income taxes paid.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Uncertain Tax Positions

The following summarizes the activity in unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Beginning unrecognized tax benefits	$26,585	$26,585
Increases for tax positions taken in current year	539	—
Increases for tax positions taken in prior years	—	—
Decreases for settlements with tax authorities	—	—
Decreases for tax positions of prior years	—	—
Decreases due to lapse of applicable statutes of limitations	—	—
Ending unrecognized tax benefits	$27,124	$26,585

Interest and penalties related to unrecognized tax benefits are included in our provision for income taxes. Interest and penalties recognized during fiscal years 2026 and 2025, and the related amounts accrued as of August 31, 2026 and 2025, were not material.

As of August 31, 2026, $26.1 million of our unrecognized tax benefits would favorably affect our effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense.

Income Tax Audits

Our U.S. federal income tax return for fiscal year 2023 is currently under review by the Internal Revenue Service and the scope of the review includes our worthless stock deduction claimed in fiscal year 2019 that generated a net operating loss, which was partially carried forward and utilized in fiscal year 2023. Additionally, our U.S. federal income tax returns for fiscal years 2024 and 2025 are currently open for review and tax years as early as fiscal year 2022 remain subject to examination by state or local tax authorities. Although we believe our tax positions are reasonable, the final determination of tax returns under review or returns that may be reviewed in the future and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.

Tax Law Changes

The One Big Beautiful Bill Act (“OBBB”), signed into law on July 4, 2025, included significant changes to federal income tax related provisions. We have analyzed and accounted for the impacts of OBBB and determined there is no material impact on our effective tax rate for fiscal year 2026.

Note 12. Common Stock Repurchase Program

In April 2026, our board of directors approved a $50.0 million stock repurchase program (the “April 2026 Repurchase Program”). The April 2026 Repurchase Program was publicly announced on April 7, 2026 and has no expiration date. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other transactions, including pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements and other factors.

During fiscal year 2026, we repurchased approximately 0.2 million shares of our common stock for an aggregate purchase price of $7.1 million, including repurchases effected pursuant to a Rule 10b5-1 trading plan, at an average price per share of $29.95. The repurchased shares were retired upon repurchase.

As of August 31, 2026, $42.9 million remained available for repurchases under the April 2026 Repurchase Program.

Note 13. Earnings Per Share

In connection with our IPO, Queso converted into a Delaware corporation and all of its 1,028,000 outstanding limited partnership units were converted on a 1-for-33.858 basis into an aggregate of 34,805,541 shares of our common stock. Additionally, all of the outstanding shares of the University’s common stock owned by persons other than the Company were converted into shares of the Company’s common stock at a ratio equal to one share of the Company’s common stock for each share of the University’s common stock. As a result, we issued 790,714 shares of the Company’s common stock upon the conversion of 790,714 outstanding shares of the University’s common stock, and the University is now an indirect wholly owned subsidiary of the Company. Further, with respect to

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the University’s outstanding share-based awards, we will issue shares of the Company’s common stock on a one-for-one basis upon the vesting of outstanding restricted stock units. Upon the future exercise of outstanding University stock options, we may, at our election, either repurchase such options for cash, in which case no shares of University or Company common stock would be issued, or issue shares of the Company’s common stock on a one-for-one basis in exchange for the shares of University common stock that would have been received upon exercise. We have applied retrospective presentation to our earnings per share for all periods presented in our financial statements such that weighted-average shares outstanding reflect these conversions resulting from the IPO.

We calculate earnings per share by dividing net income attributable to Phoenix Education Partners, Inc. by the weighted-average shares outstanding. For diluted weighted-average shares outstanding, we calculate the dilutive effect of share-based awards by applying the treasury stock method.

The components of basic and diluted earnings per share consist of the following for the respective periods:

	Year Ended August 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net income attributable to Phoenix Education Partners, Inc. (basic and diluted)	$88,861	$133,878
Denominator:
Basic weighted-average shares outstanding	35,854	35,547
Dilutive effect of stock options(1)	2,831	2,509
Dilutive effect of restricted stock units(1)	182	52
Diluted weighted-average shares outstanding	38,867	38,108
Basic income per share attributable to Phoenix Education Partners, Inc.	$2.48	$3.77
Diluted income per share attributable to Phoenix Education Partners, Inc.(2)	$2.29	$3.51

(1)
Diluted shares during fiscal year 2026 excludes 0.5 million performance share units that are contingently issuable shares as they vest upon achievement of performance conditions. Additionally, 1.7 million outstanding stock options and less than 0.1 million restricted stock units are excluded from fiscal year 2025 because such awards were contingently issuable shares as they vested upon certain changes in control or achievement of performance conditions. See Note 1. Nature of Operations and Significant Accounting Policies for discussion of our IPO.
(2)
For fiscal year 2026, less than 0.1 million of our restricted stock units were excluded from the diluted income per share calculation as their inclusion would have been anti-dilutive.

Note 14. Share-Based Awards and Savings Plan

Share-Based Awards

Prior to our IPO, the University granted nonqualified stock options and restricted stock units (“RSUs”) under the UOPX Plan. We did not grant any awards under the UOPX Plan during fiscal year 2026 and do not expect to grant additional awards under that plan. In connection with the IPO, the Phoenix Education Partners, Inc. 2025 Omnibus Incentive Plan and the Phoenix Education Partners, Inc. Employee Stock Purchase Plan became effective.

Upon vesting of outstanding UOPX Plan RSUs, we issue shares of the Company’s common stock on a one-for-one basis. Upon exercise of outstanding UOPX Plan stock options, we may elect either to repurchase the options for cash or to issue shares of the Company’s common stock on a one-for-one basis in exchange for the shares of University common stock otherwise issuable upon exercise.

University of Phoenix, Inc. Management Equity Plan

Stock Options

Under the UOPX Plan, stock options were granted at exercise prices equal to or exceeding the fair market value of the University’s common stock on the date of the grant and have contractual terms of five or ten years. The options contain service, performance and/or change-in-control vesting conditions.

IPO-related Modification

In connection with the IPO, we modified approximately 1.7 million outstanding UOPX Plan stock options that previously vested solely upon a change in control or ownership. As modified, approximately 0.9 million options vested upon completion of the IPO and

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

approximately 0.8 million options vested on the first anniversary of the IPO, subject to continued service. The weighted-average fair value of the modified options as of the modification date was $21.69 per option resulting in total share-based compensation cost of $36.9 million. We recognized $35.1 million of this compensation cost during fiscal year 2026 and had $1.7 million of unrecognized compensation cost as of August 31, 2026, which is expected to be recognized over a period of less than one year.

We estimated the modification-date fair value using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•
Stock price: $32.00 per share (IPO price)
•
Risk-free interest rate: 3.8%
•
Volatility: 35.6%
•
Dividend yield: zero due to stock option recipients’ expected participation in dividends
•
Term: 1.1 years.

The following provides a summary of the University’s stock option activity:

	Options Outstanding
	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at August 31, 2024	4,942	$8.61
Granted	—	N/A
Exercised	—	N/A		N/A
Forfeited, canceled or expired	(12)	$10.61
Balance at August 31, 2025	4,930	$8.61
Granted	—	N/A
Exercised(1)	(1,458)	$8.84		$29,907
Forfeited, canceled or expired	(28)	$10.61
Balance at August 31, 2026	3,444	$8.49	4	$71,011
Vested and expected to vest as of August 31, 2026	3,444	$8.49	4	$71,011
Exercisable as of August 31, 2026	2,694	$7.90	4	$57,138

(1)
Stock options may be exercised or settled through various methods. We can elect to repurchase options for cash. Otherwise, option exercises may be settled through net share settlement, cash exercises, or broker-assisted sell-to-cover transactions, all of which result in differing cash proceeds to the Company. We received $2.0 million of cash from stock option exercises during fiscal year 2026.

Restricted Stock Units

UOPX Plan RSUs generally vest over three years, with 50% vesting based on financial performance measures and the remaining 50% vesting ratably over three years, in each case subject to continued service. Of the approximately 0.1 million unvested UOPX Plan RSUs at August 31, 2025, substantially all vested during fiscal year 2026 and an immaterial number were forfeited. As of August 31, 2026, there was no related unrecognized compensation cost. The fair value of RSUs that vested during fiscal years 2026 and 2025 was $1.7 million and $2.0 million, respectively.

Phoenix Education Partners, Inc. 2025 Omnibus Incentive Plan

The Omnibus Incentive Plan permits the grant of stock options, restricted stock, RSUs, performance share units (“PSUs”) and other equity-based and cash-based awards. The plan reserved 5.9 million shares for issuance and as of August 31, 2026, 3.9 million shares remained available for future grants.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Units

In connection with the IPO, we granted approximately 1.3 million RSUs with a grant-date fair value of $32.00 per unit. We also granted an immaterial number of additional RSUs after the IPO. The RSUs generally vest over one- or three-year periods, subject to continued service.

The following provides a summary of RSU activity under the Omnibus Incentive Plan:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at August 31, 2025	—	$—
Granted	1,476	$31.95
Vested and released	(100)	$32.00
Forfeited	(56)	$32.01
Nonvested at August 31, 2026	1,320	$31.94

As of August 31, 2026, we had $29.2 million of unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

We also granted approximately 0.1 million unrestricted shares of common stock in connection with the IPO with a grant-date fair value of $32.00 per share. These awards fully vested and all related share-based compensation cost was recorded on the grant date.

Performance Share Units

PSUs granted under the Omnibus Incentive Plan generally vest following completion of the applicable performance period based on continued service and achievement of specified performance conditions. PSU awards may also contain market conditions. Compensation cost for awards containing performance conditions is recognized when achievement of the applicable performance conditions is probable, based on the number of awards expected to vest. Compensation cost associated with market conditions is recognized over the requisite service period, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered.

In connection with the IPO, we granted approximately 0.5 million PSUs with a grant-date fair value of $33.50 per target unit. For these awards, the number of shares ultimately issuable ranges from 0% to 200% of the target units based on achievement of specified performance conditions measured during the third year following the grant date. The awards also contain a relative total shareholder return market condition that may increase or decrease the number of units earned by up to 15%, subject to the overall 0% floor and 200% maximum. We also granted an immaterial number of additional PSUs after the IPO.

The following summarizes PSU activity under the Omnibus Incentive Plan, presented at target:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at August 31, 2025	—	$—
Granted	494	$33.46
Vested and released	—	$—
Forfeited	—	$—
Nonvested at August 31, 2026	494	$33.46

As of August 31, 2026, we had $11.5 million of unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions during specified offering periods, subject to the terms and limitations of the ESPP. As of August 31, 2026, approximately 1.2 million shares have been reserved for issuance under the ESPP, the first offering period had not commenced and no shares had been issued.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based Compensation and Associated Tax Benefits

The following details share-based compensation for the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Instructional and support	$12,708	$952
General and administrative	44,515	1,679
Share-based compensation	57,223	2,631
Tax effect of share-based compensation	(7,779)	(647)
Share-based compensation, net of tax	$49,444	$1,984

During fiscal year 2026, we realized $7.3 million of income tax benefits from stock option exercises in our provision for income taxes.

Savings Plan

We sponsor a defined contribution 401(k) savings and investment plan under which eligible employees may contribute a portion of their pre-tax compensation, subject to statutory limitations. We make discretionary matching contributions up to specified levels of eligible compensation. Matching contributions were $6.7 million and $6.8 million for fiscal years 2026 and 2025, respectively.

Note 15. Commitments and Contingencies

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

Sponsorship Rights Agreement

In August 2018, PEOC entered into an agreement for sponsorship rights on a stadium in Glendale, Arizona, which is the home of the Arizona Cardinals of the National Football League. The agreement term is in effect until 2030 with options to extend. Pursuant to the agreement, PEOC was required to pay $1.5 million for the initial contract year, which was set to increase 3% per year until 2030. In December 2025, PEOC amended the agreement to, among other things, lower the annual increase from 3% to 1.5% for the remaining contract term. As of August 31, 2026, our remaining contractual obligation pursuant to the agreement, as amended, was approximately $9 million.

Letter of Credit

As of August 31, 2026, we had a $28.4 million outstanding letter of credit under our Revolving Facility supporting a sublease. This letter of credit was issued during the third quarter of fiscal year 2026 to replace a cash-collateralized letter of credit. The replacement released the cash collateral supporting the prior letter of credit, thereby reducing restricted cash, while the outstanding letter of credit reduces availability under the Revolving Facility.

Surety Bonds

Our insurers issue surety bonds that are required by various states where we operate, or that are required for other purposes. We are obligated to reimburse our insurers for any surety bonds that are paid. As of August 31, 2026, the face amount of these surety bonds was less than $1 million.

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

Notes to Consolidated Financial Statements

The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Cybersecurity Incident

During fiscal year 2026, we experienced a cybersecurity incident involving the Oracle E-Business Suite software platform (“Oracle EBS”) in which an unauthorized third party exploited a previously unknown software vulnerability and accessed certain data maintained in our Oracle EBS environment, including personal information relating to numerous individuals. The incident did not impact our business operations or student programming. We have remediated the vulnerability, provided or are providing required notifications to affected parties and applicable regulatory entities, and implemented measures intended to reduce the risk of a similar incident occurring in the future.

In connection with this cybersecurity incident, putative class action lawsuits were filed against the University, Oracle Corporation and other defendants and were subsequently consolidated with other lawsuits arising from the same Oracle EBS software vulnerability into a single matter. The consolidated putative class action is titled In re Oracle Corporation Data Breach Litigation and is pending in the United States District Court for the Western District of Texas (Case No. 1:25-cv-01805).

The complaint generally alleges that the University and other co-defendants failed to protect the plaintiffs’ confidential information in violation of various federal and state laws. The University denies these allegations. In June 2026, the University, Oracle Corporation and certain other co-defendants filed motions to dismiss, and Oracle Corporation also filed a motion to strike the class allegations, which the University joined. These motions remain pending before the court.

In October 2026, the University and the plaintiffs reached an agreement in principle to resolve the claims against the University. Under the proposed settlement, the University expects to pay approximately $7.0 million. The proposed settlement remains subject to the execution of definitive settlement documentation, court approval and other customary conditions. Accordingly, we have accrued the estimated settlement amount as of August 31, 2026.

During fiscal year 2026, we recorded $12.2 million of expense associated with this cybersecurity incident, consisting of the estimated settlement amount described above and $5.2 million of incident response and related costs, which principally include costs to notify affected parties, fees from third-party cybersecurity firms and legal fees related to the incident response and litigation defense. These amounts are included in strategic alternatives, restructuring and other on our consolidated statements of income.

We maintain a comprehensive cybersecurity insurance policy that may provide coverage for certain costs associated with the incident, including incident response, investigation and remediation costs, potential regulatory matters, business interruption and costs associated with investigating, defending, and resolving legal proceedings related to the incident, subject to deductibles, exclusions, policy limits and the insurer’s determination of coverage.

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

During fiscal year 2026, the parties participated in mediation and subsequently agreed to a proposed settlement. In connection with the proposed settlement, the federal action was voluntarily dismissed in July 2026 and the plaintiff refiled the action in the Circuit Court of Sangamon County, Illinois on July 21, 2026. On September 22, 2026, the court granted preliminary approval of the proposed settlement. The settlement remains subject to final court approval, with a final approval hearing currently scheduled for November 20, 2026.

We have accrued an immaterial amount representing our estimate of probable loss associated with this matter. It is reasonably possible that the ultimate resolution of this matter could result in a loss in excess of the amount accrued; however, based on information currently available, we do not believe that any such additional loss would be material to our consolidated financial position, results of operations or cash flows.

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Regulatory Matters

Accreditation and Student Financial Aid

University of Phoenix has been accredited by the Higher Learning Commission (“HLC”) since 1978 and holds other programmatic accreditations. In fiscal year 2023, the accreditation of the University was reaffirmed by the HLC through the 2032-2033 academic year.

All U.S. federal student financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The Higher Education Act specifies the manner in which the Department of Education reviews institutions for eligibility and certification to participate in Title IV programs and enters into a PPA with institutions. In August 2025, the Department of Education renewed the University’s PPA and approved the recertification of the University’s continued participation in the Title IV programs through June 30, 2031.

Borrower Defense to Repayment (“BDR”)

Under the Higher Education Act, the Department of Education’s borrower defense to repayment regulations (the “BDR Rules”) specify acts or omissions of a school that a student loan borrower may assert as a defense to repayment of a federal student loan (referred to as a BDR claim) and thereby seek to obtain a discharge and refund of such loan. Under the BDR Rules, the Department of Education has indicated that in certain circumstances it may also assert such a claim on behalf of a student borrower. Additionally, the Department of Education may initiate a recoupment proceeding against a school to collect loan amounts that are discharged or refunded as the result of certain BDR claims. The BDR Rules have been significantly revised in recent years. Currently, a complex framework of rules applies different loan relief and recoupment standards and procedures based upon the date that the loan in question was first disbursed.

Beginning in June 2020, the Department of Education began sending borrower defense applications to the University as part of the fact-finding process and providing the University an opportunity to respond. The University received applications through April 2024 and, beginning in December 2025, began receiving additional applications. The University has submitted, or intends to submit, substantive responses to these applications.

In September 2023, the Department of Education announced that it had approved more than 1,200 BDR claims and discharged nearly $37 million of federal student loans from borrowers who made claims regarding a University ad campaign that ran from 2012 to 2014. The Department of Education further indicated its intent to commence a recoupment effort against the University for approximately $37 million in discharged loans. As of August 31, 2026, the Department of Education has not yet commenced any such recoupment action. The discharged loans related to these BDR claims also appear to have been subject to automatic discharge under the terms of BDR-related litigation, and the Department of Education has stated that such automatic discharges would not serve as a basis for recoupment from institutions. It remains possible, however, that the Department of Education could attempt to seek recoupment of such discharged amounts on another basis, and we cannot predict the timing or extent of such recoupment efforts if pursued.

While the University believes it has factual and procedural defenses to the BDR claims, because of the many questions of fact and law that may arise, the outcome of such claims is uncertain. We cannot predict how the Department of Education will evaluate or adjudicate the claims or whether it will seek recoupment of amounts associated with loans that may ultimately be discharged. Based on the information currently available, we cannot estimate a reasonably possible range of loss associated with BDR claims and, accordingly, we have not accrued any liability associated with such claims.

Financial Responsibility Composite Score

To participate in Title IV programs, an eligible institution must satisfy financial responsibility standards prescribed by the Department of Education, including a composite score based on measures of financial viability, capital resources and profitability. The maximum composite score is 3.0 and an institution generally is considered financially responsible without additional Department of Education oversight if its composite score is at least 1.5. Institutions with lower composite scores may be subject to additional requirements, including restrictions on participation in Title IV programs and requirements to provide financial protection to the Department of Education.

The Department measures the financial responsibility of the University based on our consolidated financial statements, and our fiscal year 2026 composite score was 3.0.

90/10 Rule

To remain eligible to participate in Title IV programs, proprietary institutions of higher education must comply with the “90/10 Rule” under the Higher Education Act and derive no more than 90% of their cash basis revenue from Federal education assistance funds,

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

as defined in the rule. An institution that exceeds the 90% threshold for two consecutive fiscal years would lose eligibility to participate in Title IV programs. The University’s 90/10 Rule percentage was 88.6% for fiscal year 2026.

Student Loan Cohort Default Rates

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution loses eligibility to participate in Title IV programs if its cohort default rate equals or exceeds 40% for any given year or 30% for three consecutive years. The University’s cohort default rate for the 2023 federal fiscal year was less than 1%, principally due to the Department’s federal loan payment pause initiated following the COVID-19 pandemic.

Note 17. Segment Reporting

We operate as a single operating and reportable segment because our chief operating decision maker (“CODM”), Christopher Lynne, Chief Executive Officer of the Company, assesses performance and allocates resources based on our consolidated financial results.

Our CODM assesses performance and allocates resources based on profitability measures, including operating income, reported in our consolidated statements of income. Our CODM considers actual results relative to prior periods, budgets and forecasts when making resource allocation decisions and assessing performance. Total assets are evaluated at the consolidated level and, therefore, are not separately presented below.

No individual customer accounted for more than 10% of our consolidated net revenue in fiscal years 2026 and 2025.

The following provides information on net revenue, significant expenses and net income for our single reportable segment during the respective periods:

	Year Ended August 31,
($ in thousands)	2026	2025
Net revenue	$1,016,969	$1,007,192
Costs and expenses:
Compensation and related costs(1)	478,478	419,876
Advertising	190,872	181,459
Provision for credit losses on accounts receivable	30,626	47,674
Strategic alternatives, restructuring and other	45,660	46,435
Other(2)	148,672	139,617
Total costs and expenses	894,308	835,061
Operating income	122,661	172,131
Interest income	8,435	10,458
Interest expense	(2,043)	(480)
Income before income taxes	129,053	182,109
Provision for income taxes	41,003	46,668
Net income	$88,050	$135,441

(1)
The increase in compensation and related costs during fiscal year 2026 compared to fiscal year 2025 was principally due to share-based compensation resulting from our IPO. See Note 14. Share-Based Awards and Savings Plan for additional information.
(2)
Other principally consists of costs related to the delivery and administration of our educational programs, depreciation and amortization, information technology infrastructure costs, legal and professional fees, and other general and administrative costs.

Note 18. Subsequent Events

Acquisition of Fuel50

On September 30, 2026, we acquired all of the outstanding stock of Fuel50 Inc. (“Fuel50”), an AI-powered workforce intelligence platform, for base cash consideration of $31.5 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses, plus contingent consideration up to $8.5 million based on the achievement of specified performance milestones

PHOENIX EDUCATION PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

through calendar year 2027. The acquisition advances our strategy to expand skills intelligence, career mobility and workforce transformation capabilities and strengthen our ability to connect employer workforce needs with education and skills development.

We will account for the acquisition as a business combination in our first quarter of fiscal year 2027. Given the recent acquisition date, we are evaluating the fair value of assets acquired and liabilities assumed and have not yet completed the purchase price allocation. The operating results of Fuel50 will be included in our consolidated financial statements from the date of acquisition and its results are not expected to be material to our consolidated results of operations.

Voluntary Separation Program and Other Workforce Reductions

In September 2026, we completed the selection and approval process for a voluntary separation program (the “VSP”) offered to certain employees. Approximately 120 employees were accepted for participation in the VSP and have received or will receive severance and other separation benefits in excess of benefits provided under our existing termination benefit arrangements. We expect to recognize approximately $9 million of severance and other separation costs from this program in the first quarter of fiscal year 2027. The related benefits are generally payable in a lump sum upon each participant’s termination, and substantially all of the related cash payments are expected to occur during the first quarter of fiscal year 2027. We did not have any liability associated with this program as of August 31, 2026.

Subsequent to August 31, 2026, we also initiated certain involuntary workforce reductions that are separate from the VSP and are expected to affect approximately 50 employees. We expect to incur approximately $2 million of severance and other separation costs from these actions, substantially all of which are expected to be recognized and paid during the first quarter of fiscal year 2027. We did not have any liability associated with these reductions as of August 31, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of August 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2026 such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that (i) provide for the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that receipts and expenditures are made only in accordance with appropriate authorizations, and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2026, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2026.

As an “emerging growth company” under the JOBS Act, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements, errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be achieved. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with applicable policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Director and Officer Trading Arrangements

During the three months ended August 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2026.

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

The Company has adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and other covered persons, and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for its 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2026.

Equity Compensation Plan Information

The following table provides information as of August 31, 2026 regarding our compensation plans under which shares of our common stock are authorized for issuance, including the UOPX Plan, the Omnibus Incentive Plan and the ESPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	5,311,378	$8.49	5,155,797
Equity compensation plans not approved by security holders	—	—	—
Total	5,311,378	$8.49	5,155,797

(1)
Includes 3.4 million shares of Phoenix Education Partners, Inc. common stock issuable upon exercise of outstanding stock options and less than 0.1 million shares issuable upon settlement of outstanding restricted stock units granted under the UOPX Plan, in each case, that were granted prior to the IPO, and 1.8 million shares issuable upon settlement of outstanding restricted stock units and performance-based stock units granted under the Omnibus Incentive Plan. Performance-based awards are reflected at target performance.
(2)
Represents the weighted-average exercise price of outstanding stock options under the UOPX Plan. Restricted stock units and performance-based awards included in column (a) have no exercise price and therefore are excluded from the calculation of the weighted-average exercise price.
(3)
Includes 3.9 million shares remaining available for future issuance under the Omnibus Incentive Plan and 1.2 million shares reserved for future issuance under the ESPP. The first offering period under the ESPP commenced on September 1, 2026; accordingly, no offering period was outstanding as of August 31, 2026. No additional awards may be granted under the UOPX Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2026.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended August 31, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedule

All financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(A)(3) Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
3.2	Bylaws of Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed with the SEC on November 20, 2025)
10.1

Stockholders’ Agreement by and among Phoenix Education Partners, Inc., TVG-I-E-AEG Holdings, LP and AP VIII Socrates Holdings, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.2

Registration Rights Agreement by and among Phoenix Education Partners, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.3

The University of Phoenix, Inc. Amended & Restated Stockholders’ Agreement by and among the University of Phoenix, Inc., Phoenix Education Operating Corp. and Phoenix Education Partners, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025)

10.4†

Offer Letter between The University of Phoenix, Inc. and Christopher Lynne, dated as of December 15, 2022 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.5†

Offer Letter between The University of Phoenix, Inc. and Blair Westblom, dated as of February 14, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on September 15, 2025)

10.6†

Form of The University of Phoenix, Inc. Nonqualified Stock Option Grant Certificate for Fiscal Year 2022 (Executives – Change in Control Standard) (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.7†

Form of The University of Phoenix, Inc. Nonqualified Stock Option Grant Certificate for Fiscal Year 2023 (Change in Control Standard) (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.8†

Form of The University of Phoenix, Inc. Nonqualified Stock Option Grant Certificate for Fiscal Year 2023 (Performance Standard) (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.9†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2023 (Performance Standard) (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.10†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2023 (Time Standard) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.11†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2024 (Performance Standard) (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.12†

Form of The University of Phoenix, Inc. RSU Grant Certificate for Fiscal Year 2024 (Time Standard) (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

10.13†	The University of Phoenix, Inc. Management Equity Plan (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.14†	Phoenix Education Partners, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K filed with the SEC on November 20, 2025)
10.15†

Form of Phoenix Education Partners, Inc. RSU Grant Certificate (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on September 30, 2025)

10.16†

Form of Phoenix Education Partners, Inc. PSU Grant Certificate (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on September 30, 2025)

10.17†	The University of Phoenix, Inc. Bonus Plan – Executive Team (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.18†	The University of Phoenix, Inc. Bonus Plan – Leadership Team (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)

Exhibit Number	Exhibit Description
10.19†	The University of Phoenix, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
10.20†*	Amended and Restated Phoenix Education Partners, Inc. Senior Executive Severance Pay Plan
10.21†	Phoenix Education Partners, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the SEC on November 20, 2025)
10.22†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025)
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

10.27

Revolving Credit Agreement, dated November 13, 2025, by and among, Phoenix Education Partners, Inc., the lenders and issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025)

10.28†	Phoenix Education Partners, Inc. Senior Executive Severance Pay Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the SEC on November 20, 2025)
10.29†*	Separation Agreement between the University of Phoenix, Inc. and Blair Westblom, dated as of October 9, 2026
19.1*	Phoenix Education Partners, Inc. Securities Trading Policy
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K filed with the SEC on November 20, 2025)
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Phoenix Education Partners, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed with the SEC on November 20, 2025)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Education Partners, Inc.

Date: November 3, 2026	By:	/s/ Christopher Lynne
Christopher Lynne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Lynne	Chief Executive Officer and Director	November 3, 2026
Christopher Lynne	(Principal Executive Officer)

/s/ Michael Cochran	Interim Chief Financial Officer	November 3, 2026
Michael Cochran	(Principal Financial Officer)

/s/ Jeff Honaker	Chief Accounting Officer	November 3, 2026
Jeff Honaker	(Principal Accounting Officer)

/s/ Andrew Bird	Director	November 3, 2026
Andrew Bird

/s/ Robert Brackenbury	Director	November 3, 2026
Robert Brackenbury

/s/ Peter Cohen	Director	November 3, 2026
Peter Cohen

/s/ Jeffrey Denham	Director	November 3, 2026
Jeffrey Denham

/s/ Theodore Kwon	Director	November 3, 2026
Theodore Kwon

/s/ Martin H. Nesbitt	Director	November 3, 2026
Martin H. Nesbitt

/s/ Adnan A. Nisar	Director	November 3, 2026
Adnan A. Nisar

/s/ John Sizer	Director	November 3, 2026
John Sizer

/s/ Itai Wallach	Director	November 3, 2026
Itai Wallach

/s/ Michael Weston	Director	November 3, 2026
Michael Weston

/s/ Johannes Worsoe	Director	November 3, 2026
Johannes Worsoe